Form 10-Q
period 2024-09-30
Heritage Distilling Holding Company, Inc.
filed 2024-12-27
CIK 1788230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-42411

HERITAGE DISTILLING HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4558219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9668 Bujacich Road
Gig Harbor, Washington	98332
(Address of principal executive office)	(Zip Code)

(253) 509-0008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	CASK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes    ☒ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of December 20, 2024, was 4,640,883.

i

Item 1. Financial Statements

HERITAGE DISTILLING HOLDING COMPANY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Balance Sheet
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$31,845	$76,878
Accounts Receivable	300,488	721,932
Inventory	3,594,404	2,756,350
Other Current Assets	1,987,829	1,717,650
Total Current Assets	5,914,566	5,272,810

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	5,940,893	6,428,112
Operating Lease Right-of-Use Assets, net	3,446,225	3,658,493
Investment in Flavored Bourbon LLC	14,285,222	10,864,000
Intangible Assets (Note 10)	818,016	—
Goodwill (Note 10)	636,997	—
Other Long Term Assets	44,817	44,817
Total Long Term Assets	25,172,170	20,995,422
Total Assets	$31,086,736	$26,268,232

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$5,795,687	$5,228,786
Accrued Payroll	1,672,147	1,321,298
Accrued Tax Liability	1,623,407	1,468,994
Other Current Liabilities	2,143,301	1,827,013
Operating Lease Liabilities, Current	1,199,185	1,294,706
Notes Payable, Current	14,415,942	14,270,956
Convertible Notes at fair value-Current (including related party convertible notes of $8,783,749 and $17,220,203 as of September 30, 2024 and December 31, 2023, respectively)(See Notes 5 and 15)	18,482,353	36,283,891
Accrued Interest, Current	1,165,066	1,152,998
Total Current Liabilities	46,497,088	62,848,642

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	2,902,893	3,081,924
Notes Payable, net of Current Portion	389,875	—
Convertible Notes (Whiskey Notes) (including related party convertible notes of $5,346,807 and $390,607 as of September 30, 2024 and December 31, 2023, respectively)	14,283,752	1,452,562
Warrant Liabilities (2022 and 2023 Convertible Notes) (including related party warrant liabilities of $367,401 and $340,918 as of September 30, 2024 and December 31, 2023, respectively)	856,614	794,868
Warrant Liabilities (Whiskey Notes) (including related party warrant liabilities of $6,346 and $406,774 as of September 30, 2024 and December 31, 2023, respectively)	18,658	1,512,692
Other Long Term Liabilities	127,076	—
Total Long Term Liabilities	18,578,868	6,842,046
Total Liabilities	65,075,956	69,690,688

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred Stock, par value $0.0001 per share; 5,000,000 shares authorized; 494,840 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	49	—
Common Stock, par value $0.0001 per share; 70,000,000 and 10,000,000 shares authorized; 441,914 and 381,484 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	72	67
Additional Paid-In-Capital	35,428,726	31,421,953
Accumulated Deficit	(69,418,067)	(74,844,476)
Total Stockholders’ Deficit	(33,989,220)	(43,422,456)
Total Liabilities & Stockholders’ Deficit	$31,086,736	$26,268,232

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES
Products	$1,375,230	$1,189,414	$4,051,087	$3,372,935
Services	386,204	898,616	1,258,820	2,152,449
Total Net Sales	1,761,434	2,088,030	5,309,907	5,525,384

COST OF SALES
Products	1,117,516	1,149,953	3,428,979	3,459,750
Services	14,175	222,423	94,852	675,046
Total Cost of Sales	1,131,691	1,372,376	3,523,831	4,134,796
Gross Profit	629,743	715,654	1,786,076	1,390,588

OPERATING EXPENSES
Sales and Marketing	1,271,063	1,469,778	3,758,713	4,563,346
General and Administrative	1,438,770	1,303,202	4,632,016	6,003,594
Total Operating Expenses	2,709,833	2,772,980	8,390,729	10,566,940
Operating Loss	(2,080,090)	(2,057,326)	(6,604,653)	(9,176,352)

OTHER INCOME (EXPENSE)
Interest Expense	(661,643)	(687,018)	(1,897,299)	(1,892,563)
Gain on investments	—	—	3,421,222	—
Change in Fair Value of Convertible Notes	(720,550)	(686,963)	8,324,198	(20,230,983)
Change in Fair Value of Warrant Liabilities	29,288	(2,605)	1,734,308	(345,709)
Change in fair value of contingency liability	—	—	457,127	—
Other Income	64	3,865	656	3,865
Total Other Expense	(1,352,841)	(1,372,721)	12,040,212	(22,465,390)
Income/(Loss) Before Income Taxes	(3,432,931)	(3,430,047)	5,435,559	(31,641,742)
Income Taxes	—	—	(9,150)	—
Net Income/(Loss)	$(3,432,931)	$(3,430,047)	$5,426,409	$(31,641,742)

Net Income/(Loss) Per Share, Basic	$(8.02)	$(8.99)	$12.37	$(82.94)

Weighted Average Common Shares Outstanding, Basic	441,933	381,518	428,558	381,518

Net Income/(Loss) Per Share, Diluted	$(8.02)	$(8.99)	$(3.12)	$(82.94)

Weighted Average Common Shares Outstanding, Diluted	441,933	381,518	4,579,822	381,518

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

	Common Stock		Preferred Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning Balance June 30, 2024	441,921	$72	183,000	$18	$33,249,500	$(65,985,135)	$(32,735,545)
Preferred Stock Issued	—	—	311,840	31	129,486	—	129,517
Shares Repurchased	(7)	—	—	—	(1,260)	—	(1,260)
Warrants Issued					2,051,000	—	2,051,000
Net Loss	—	—	—	—	—	(3,432,931)	(3,432,931)
Rounding	—	—	—	—	—	(1)	(1)
Ending Balance September 30, 2024	441,914	$72	494,840	$49	$35,428,726	$(69,418,067)	$(33,989,220)

Beginning Balance December 31, 2023	381,484	$67	—	$—	$31,421,953	$(74,844,476)	$(43,422,456)
Thinking Tree Spirits Acquisition	50,958	5	—	—	(5)	—	—
Preferred Stock Issued	—	—	494,840	49	1,680,468	—	1,680,517
Shares Repurchased	(21)	—	—	—	(3,690)	—	(3,690)
Warrants Issued	—	—	—	—	2,330,000	—	2,330,000
Warrants Exercised	9,493	—	—	—	—	—	—
Net Income	—	—	—	—	—	5,426,409	5,426,409
Ending Balance September 30, 2024	441,914	$72	494,840	$49	$35,428,726	$(69,418,067)	$(33,989,220)

	Common Stock		Preferred Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Beginning Balance June 30, 2023	381,552	$67	—	$—	$31,422,762	$(66,257,751)	$(34,834,921)
Shares Repurchased							—
Share-based Compensation							—
Net Loss	—	—	—	—	—	(3,430,047)	(3,430,047)
Rounding	—	—	—	—	—	(1)	(1)
Ending Balance September 30, 2023	381,552	$67	—	$—	$31,422,762	$(69,687,799)	$(38,264,969)

Beginning Balance December 31, 2022	381,616	$67	—	$—	$31,414,698	$(38,046,057)	$(6,631,291)
Shares Repurchased	(64)				(10,530)		(10,530)
Share-based Compensation					18,594		18,594
Net Loss	—	—	—	—	—	(31,641,742)	(31,641,742)
Ending Balance September 30, 2023	381,552	$67	—	$—	$31,422,762	$(69,687,799)	$(38,264,969)

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Net Income / (Loss)	$5,426,409	$(31,641,742)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization Expense	984,329	1,106,265
Amortization of operating lease right-of-use assets	365,088	366,760
Loss on disposal of property and equipment	37,154	(1,984)
Gain on Investment	(3,421,222)	—
Change in Fair Value of Convertible Notes	(8,324,198)	20,230,983
Change in Fair Value of Warrant Liabilities	(1,734,308)	345,709
Change in Fair Value of Contingency Liabilities	(457,127)	—
Non-cash Interest Expense	312,571	320,503
Non-cash Share-based Compensation	—	18,594

Changes in Operating Assets and Liabilities:
Accounts Receivable	421,444	(7,432)
Inventory	286,343	595,055
Other Current Assets	(36,518)	116,349
Other Long Term Assets	—	76,270
Accounts Payable	473,729	1,388,931
Other Current Liabilities	(134,204)	1,539,612
Operating Lease Liabilities	(427,373)	(521,633)
Net Cash Used in Operating Activities	(6,227,883)	(6,067,760)

Cash Flow from Investing Activities
Purchase of Property and Equipment	(32,125)	(208,053)
Proceeds from Sale of Assets	—	34,350
Proceeds from Purchase of Thinking Tree Spirits	5,090	—
Net Cash Used in Investing Activities	(27,035)	(173,703)

Cash Flow from Financing Activities
Proceeds from Notes Payable (including factoring agreements)	694,914	250,000
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $1,100,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively)	3,655,870	—
Proceeds from Convertible Notes (including proceeds from related party convertible notes of $0 and $1,200,000 for the nine months ended September 30, 2024 and 2023, respectively)	—	6,165,000
Repayment of Notes Payable	(139,255)	(144,305)
Common Stock Shares Repurchased	(3,690)	(10,530)
Proceeds from Preferred Stock and warrant issuance	2,025,000	—
Deferred Transaction Costs associated with S-1 Filing	(22,954)	(213,005)

Net Cash Provided by Financing Activities	6,209,885	6,047,160
Net (Decrease) in Cash	(45,033)	(194,303)
Cash - Beginning of Period	76,878	223,034
Cash - End of Period	$31,845	$28,731

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$1,584,729	$1,572,060
Income Tax	$9,150	—
Cash paid for amounts included in the measurement of lease liabilities	—	$405,176

Supplemental Schedule of Non-cash Investing and Financing Activities:
Preferred Stock and warrants issued in exchange for barrels and inventory	$1,265,600	—
Preferred Stock and warrants issued in exchange for factoring agreement notes payable including Interest and fees	$719,919	—
Unpaid property and equipment additions	$43,081	$184,110
Deferred Transaction Costs associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$290,204	$902,772
Leased assets obtained in exchange for new operating lease liabilities	$152,821	$290,060

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Description of operations — Heritage Distilling Holding Company (“HDHC” or the “Company”) is a Delaware corporation, formed for the purpose of investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has one wholly owned subsidiary, Heritage Distilling Company, Inc. (“HDC”) that is included in the consolidated financial statements.

HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as RTDs and operates distillery tasting rooms in Washington and Oregon.

Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 1,687,500 shares of common stock at $4.00 per share. Concurrently, the Company also closed a concurrent private offering of 382,205 common warrants to purchase 382,205 shares of common stock at $0.01 per share at $3.99 per warrant. (See Note 16.)

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in the consolidation process. Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net loss or net assets as previously reported.

Stock Split — On May 11, 2024, the Board and stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these Financial Statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.

Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statement of operations and the condensed consolidated statements of stockholders’ deficit, for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s registration statement on Form S-1, as amended (File No. 333-279382). These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2023.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Liquidity and Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s recurring net losses, negative working capital, increased accumulated deficit and stockholders’ deficit, raise substantial doubt about its ability to continue as a going concern. During the three months ended September 30, 2024, the Company recorded net (loss) of approximately $(3.4) million, (of which approximately $(0.7) stemmed from the net (decrease) in fair value of certain convertible notes, and warrants). During the and nine months ended September 30, 2024, the Company recorded net income of approximately $5.4 million (of which approximately $10.5 million stemmed from the net increase in fair value of certain convertible notes, warrants and contingencies and approximately $3.4 million stemmed from the net gain recognized on investments). During the nine months ended September 30, 2024, the Company reported net cash used in operations of approximately $6.2 million. On September 30, 2024, the accumulated deficit was approximately $69.4 million and the stockholders’ deficit was approximately $34.0 million. Excluding the approximately $10.5 million from the nine months ended September 30, 2024 increase in fair value ($10.2 million inception to date increase in fair value) of the aforementioned convertible notes, warrants and contingencies: the Company would have incurred a net loss for the nine months ended September 30, 2024 of approximately $5.1 million; at September 30, 2024, the accumulated deficit would have been approximately $59.2 million; and the stockholders’ deficit would have been approximately $23.7 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities, and significant current debt obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2024, the Company believes its current cash balances coupled with anticipated cash flow from operating activities may not be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Risks and Uncertainties

Global Conflict

Management continues to monitor the changing landscape of global conflicts and their potential impacts on its business. First among these concerns is the ongoing conflict in Ukraine, which has caused disruption in the grain, natural gas and fertilizer markets, and the result of which is uncertainty in pricing for those commodities. Because the Company relies on grains for part of its raw inputs, these disruptions could increase the supply costs. However, since the Company sources all its grain from local or known domestic suppliers, management considers that the impact of the Ukraine war is not significant based on the Company’s history and relationship with the existing farmers and growers. The other potential conflict the Company monitors is the threatening military activity between China and Taiwan. The Company used to source its glass bottles from suppliers in China and has recently migrated this production to Taiwan. Although the Company now has what it considers an adequate supply of its glass bottles at the current utilization rate, considering the potential disruption in Taiwan, the Company has started to evaluate new producers who can produce glass bottles in other countries. Finally, most recently the attacks on Israel and the resulting and potentially escalating tensions in the region could feed uncertainty in the oil markets, impacting prices for fuel, transportation, freight and other related items, impacting costs directly and indirectly leading to more inflation.

Inflation

The inflation rate could remain high in the foreseeable future. This could put cost pressure on the Company faster than it can raise prices on its products. In such cases the Company could lose money on products, or its margins or profits could decline. In other cases, consumers may choose to forgo making purchases that they do not deem to be essential, thereby impacting the Company’s growth plans. Likewise, labor pressures could continue to increase as employees become increasingly focused on their own standard of living, putting upward labor costs on the Company before the Company has achieved some or all of its growth plans. Management continues to focus on cost containment and is monitoring the risks associated with inflation and will continue to do so for the foreseeable future.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

U.S. Government Operations

The chance that continued inaction in Congress to secure final passage of annual spending bills puts the Company at risk of a government shutdown, which could impact its ability to secure certain federal permits through the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), including transfer in bond permits, and formula or label approvals. Likewise, tribal partners the Company is working with to open HDC branded distilleries and tasting rooms will rely on securing their own TTB permits. Any government shutdown could slow down progress on development, opening or operating those locations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates — The presentation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include the valuation of common stock, common stock warrants, convertible notes, warrant liabilities, and stock options. Results could differ from those estimates. Estimates are periodically reviewed due to changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known.

Fair value option — As permitted under ASC Topic 825, Financial Instruments (“ASC Topic 825”), the Company has elected the fair value option to account for its convertible notes issued since 2022. In accordance with ASC Topic 825, the Company records the convertible notes at fair value with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes are expensed as incurred and are not deferred. The Company concluded it is appropriate to apply the fair value option as they are liabilities not classified as a component of stockholders’ equity (deficit). In addition, the convertible notes meet all applicable criteria for electing fair value option under ASC Topic 825.

Fair value measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. The valuation hierarchy contains three levels:

Level 1 —	Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

Level 2 —	Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the assets or liabilities being measured.

Level 3 —	Valuation inputs are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize observable inputs and minimize unobservable inputs.

In determining the appropriate levels, the Company analyzes the assets and liabilities measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The Company’s financial instruments consist primarily of cash, accounts receivable, inventory and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature. The carrying value of long-term debt approximates fair value because of the market interest rate of the debt. The convertible notes and warrant liabilities associated with the Company’s convertible promissory notes are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2, and Level 3.

Convertible notes — The Company’s convertible promissory notes are recognized initially and subsequently at fair value, inclusive of their respective accrued interest at their stated interest rates, which are included in convertible notes on the Company’s consolidated balance sheets. The changes in the fair value of these convertible notes are recorded as “changes in fair value of convertible notes” as a component of other income (expenses) in the consolidated statements of operations. The changes in fair value related to the accrued interest components are also included within the single line of change in fair value of convertible notes on the consolidated statements of operations.

Warrant liabilities — The Company issued certain warrants for the purchase of shares of its common stock in connection with the Company’s convertible notes (see Note 7) and classified them as a liability on its consolidated balance sheets. These warrants are classified as a liability under ASC 480 as the Company may settle the warrants by issuing a variable number of its common shares and the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception. The warrant liabilities are initially recorded at fair value on the issuance date of each warrant and are subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized as a component of other income (expense) in the consolidated statements of operations. Changes in the fair value of the warrant liabilities will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Concentrations of credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed Federal Depository Insurance Corporation (“FDIC”) insurance limits. To mitigate the risks associated with FDIC insured limits, the Company recently opened an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.

The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of September 30, 2024 and December 31, 2023, the Company had customers that individually represented 10% or more of the Company’s accounts receivable. There were three and two individual customers that together represented 70% and 71% of total accounts receivable, as of September 30, 2024 and December 31, 2023, respectively. There were five and three individual customer accounts that together represented 83% and 54% of total revenue for the three months ended September 30, 2024 and 2023, respectively. There were two and three individual customer accounts that together represented 48% and 58% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. There were three and three individual suppliers that together represented 40% and 48% of total accounts payable, as of September 30, 2024 and December 31, 2023, respectively.

Concentration of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	24%		35%
Customer B	17%		13%	11%
Customer C	17%	18%		18%
Customer D	14%
Customer E	11%
Customer F		24%		29%
Customer G		12%
	83%	54%	48%	58%

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses to reflect CECL (Current Expected Credit Losses) adoption as of September 30, 2024 and December 31, 2023.

Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of September 30, 2024 and December 31, 2023.

The Company holds volumes of barreled whiskey, which will not be sold within one year due to the duration of the aging process. Consistent with industry practices, all barreled whiskey is classified as work-in-process inventory and is included in current assets.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350 — Intangibles — Goodwill and Other.

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

As provided for by ASU 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

Finite-Lived Intangible Assets — Intangible assets are recorded at cost less any accumulated amortization and any accumulated impairment losses. Intangible assets acquired through business combinations are measured at fair value at the acquisition date.

Intangible assets with finite lives are comprised of customer relationships and intellectual property and are amortized over their estimated useful lives on an accelerated basis over the projected pattern of economic benefits. Finite-lived intangible assets are reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value has been reduced to less than its carrying amount.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Business Combinations — The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 — Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration classified as either an asset or liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in contingent consideration period-over-period are recognized in earnings.

Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Deferred transaction costs — Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to: the proposed Business Combination Agreement that was terminated in May 2023; and, the Company’s recently completed IPO. Deferred transaction costs were approximately $1,711,122 and $1,397,964 as of September 30, 2024 and December 31, 2023, respectively. The Company had previously incurred deferred transaction costs related to a proposed Business Combination Agreement that was terminated May 18 2023, with related deferred transaction costs then being expensed (in the quarter ended June 30, 2023). Subsequent to the termination of the Business Combination Agreement, the Company prepared for an initial public offering (“IPO”) (which the Company successfully consummated on November 25, 2024). Accordingly, the deferred offering costs relating to the Company’s contemplated IPO continued to be deferred and capitalized as incurred as of September 30, 2024. Subsequent to September 30, 2024, in November 2024, the deferred offering costs relating to the Company’s contemplated IPO were offset against IPO proceeds upon the consummation of the Company’s initial public offering.

Property and equipment, net of accumulated depreciation — Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets — generally three to twenty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the lease. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property and equipment and depreciation on the item commences.

Upon retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.

Leases The Company has operating leases for corporate offices, warehouses, distilleries and tasting rooms that are accounted for under ASC 842. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The Company recognizes lease expense for lease payments on a straight-line basis over the term of the lease. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification. For modified leases, the Company also reassess the lease classification as of the modification’s effective date.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s operating leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. The incremental borrowing rate is calculated by modeling the Company’s credit rating on its history arm’s-length secured borrowing facility and estimating an appropriate credit rating for similar secured debt instruments. The Company’s calculated credit rating on secured debt instruments determines the yield curve used. In addition, an incremental credit spread is estimated and applied to reflect the Company’s ability to continue as a going concern. Using the spread adjusted yield curve with a maturity equal to the remaining lease term, the Company determines the borrowing rates for all operating leases.

The Company’s operating lease terms include periods under options to extend or terminate the operating lease when it is reasonably certain that the Company will exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally uses the base, non- cancelable lease term when determining the operating lease ROU assets and lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.

Operating lease transactions are included in operating lease ROU assets, current operating lease liabilities and operating lease liabilities, net of current portion on the consolidated balance sheets.

Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the nine months ended September 30, 2024 and 2023.

Investments/Investment in Flavored Bourbon LLC — Non-marketable equity investments of privately-held companies are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer pursuant to Accounting Standards Codification (“ASC”) Topic 321 Investments — Equity Securities (“ASC 321”) as the Company does not exert any significant influence over the operations of the investee company.

The Company performs a qualitative assessment at each reporting period considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators that the Company considers include but are not limited to; i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; v) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicates that the investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value of the investment.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

As of September 30, 2024 and December 31, 2023, the Company had a 12.2% and 15.1% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the year ended December 31, 2023. See also Note 5 — Payment Upon Sale of Flavored Bourbon, LLC. In January 2024, Flavored Bourbon LLC conducted a capital call, seeking to raise $12 million from current and new investors at the same valuation as the last raise (which was in 2021). The Company chose not to participate in the raise, but still retained its rights to full recovery of is capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million in the event the brand is sold to a third party, or the Company can block such sale. As of September 30, 2024, a total of $9,791,360 of the $12 million was raised, with the remainder targeted to be raised by the end of 2024. The Company retains 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, which was the first triggering event to perform a review of the fair value of its Investment in Flavored Bourbon, LLC since the prior transaction in 2021, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, the Company performed a qualitative assessment of its Investment in Flavored Bourbon, LLC. The Company determined that the Class E Units being offered were similar enough to the Company’s investment in Class A Units (with differences including the Class A Units’ liquidation preference seniority and preferential voting rights related to sale or liquidation) to trigger a reassessment of the value of the Company’s Investment in Flavored Bourbon LLC, which was done using the Option Pricing Model Backsolve Valuation Method (“OPM Backsolve Valuation Method”). The Company’s analysis determined the fair value of its Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000 as of June 30, 2024 from $10,864,000 recorded previously, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on the condensed consolidated statement of operations for the period ended June 30, 2024.

The OPM Backsolve Valuation Method derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security. The recent transaction involving Class E Units was utilized as the reference transaction in the OPM Backsolve Valuation Method analysis to derive a value of the Company’s Class A Units. The OPM Backsolve Valuation Method analysis applies the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:

●	Expected Term. The probability weighted expected term incorporates the Company’s assumptions about the time necessary for the business to develop and position itself for a potential liquidity event.

●	Expected Volatility. As Flavored Bourbon, LLC shares are privately held, the volatility used is based on a benchmark of comparable companies within the distilled spirits industry.

●	Expected Dividend Yield. The dividend rate used is zero as Flavored Bourbon, LLC has never paid any cash dividends, and we do not anticipate any in the foreseeable future.

●	Risk-Free Interest Rate. The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected term.

The assumptions the Company used in calculating the fair value as of June 30, 2024 included: expected term of 5 years; expected volatility of 70%; expected dividends of $0; and, risk-free interest rate of 4.08% (based on the 5-year T-Bill rate).

Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.

The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the nine months ended September 30, 2024 and 2023, the Company repurchased 21 and 64 shares, respectively, of common stock.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Segment reporting — The Company operates in a single segment. The segment reflects how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning.

Revenue recognition — The Company’s revenue consists primarily of the sale of spirits domestically in the United States. Customers consist primarily of direct consumers. The Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and the obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of a product. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Sales terms do not allow for a right of return unless the product is damaged. Historically, returns have not been material to the Company. Amounts billed to customers for shipping and handling are included in sales. The results of operations are affected by economic conditions, which can vary significantly by time of year and can be impacted by the consumer disposable income levels and spending habits.

Direct to Consumer — The Company sells its spirits and other merchandise directly to consumers through spirits club memberships, at the Heritage Distilling tasting rooms and through the internet (e-commerce).

Spirits club membership sales are made under contracts with customers, which specify the quantity and timing of future shipments. Customer credit cards are charged in advance of quarterly shipments in accordance with each contract. The Company transfers control and recognizes revenue for these contracts upon shipment of the spirits to the customer.

Tasting room and internet spirit sales are paid for at the time of sale. The Company transfers control and recognizes revenue for the spirits and merchandise when the product is either received by the customer (on-site tasting room sales) or upon shipment to the customer (internet sales).

The Company periodically offers discounts on spirits and other merchandise sold directly to consumers through spirits club memberships, at the Heritage Distilling tasting rooms and through the internet. All discounts are recorded as a reduction of retail product revenue.

Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for three months ended September 30, 2024 and 2023 were $15,052 and $11,378, respectively. The total amount of depletion allowances and sales incentives for nine months ended September 30, 2024 and 2023 were $50,541 and $32,455, respectively.

In December 2023, the Company entered into an agreement with a wholesaler distributor network in Oklahoma, which purchases products from the Company at wholesale and resells and distributes that product throughout the state through the state’s three tier system. Since the beginning of January 2024, the Company has secured new wholesale distributors in Kansas, Kentucky, and portions of Colorado, all of which started between July and September 2024.

Third Party — The Company produces and sells barreled spirits to third party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third party barreled spirits are paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits are then produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of September 30, 2024 and December 31, 2023, the Company had deferred revenues of $451,803 and $1,039,863, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded service revenue of $386,204 and $898,616 in the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively; and $1,258,820 and $2,152,449 for the nine months ended September 30, 2024 and 2023, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.

The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Direct to Consumer	$844,689	$669,999	$2,526,301	$1,838,694
Wholesale	492,208	519,415	1,299,067	1,305,940
Third Party	38,333	-	225,719	228,301
Total Products Net Sales	1,375,230	1,189,414	4,051,087	3,372,935
Services	386,204	898,616	1,258,820	2,152,449
Total Net Sales	$1,761,434	$2,088,030	$5,309,907	$5,525,384

Substantially all revenue is recognized from sales of goods or services transferred when contract performance obligations are met. As such, the accompanying consolidated financial statements present financial information in a format which does not further disaggregate revenue, as there are no significant variations in economic factors affecting the nature, amount, timing, and uncertainty of cash flows.

Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Sales” within the consolidated statements of operations, which totaled $51,644 and $64,666 for the three months ended September 30, 2024 and 2023, respectively; and $144,711 and $142,026 for the nine months ended September 30, 2024 and 2023, respectively.

Shipping and handling costs — Shipping and handling costs of $43,879 and $30,092 for the three months ended September 30, 2024 and 2023, respectively; and $153,323 and $71.817 for the nine months ended September 30, 2024 and 2023, respectively were included in “Cost of Sales” within the condensed consolidated statements of operations.

Stock-based compensation — The Company measures compensation for all stock-based awards at fair value on the grant date and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest.

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The Company uses a third-party valuation firm to assist in calculating the fair value of the Company’s stock options. This valuation model requires the Company to make assumptions and judgment about the variables used in the calculation, including the volatility of the Company’s common stock and assumed risk-free interest rate, expected years until liquidity, and discount for lack of marketability. Forfeitures are accounted for and are recognized in calculating net expense in the period in which they occur. Stock-based compensation from vested stock options, whether forfeited or not, is not reversed.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In the past the Company granted stock options to purchase common stock with exercise prices equal to the value of the underlying stock, as determined by the Company’s Board of Directors on the date the equity award was granted.

The Board of Directors determines the value of the underlying stock by considering several factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s stockholders, and the lack of liquidity of the Company’s common stock.

During the nine months ended September 30, 2024 and 2023, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which the Company has granted restricted stock units (“RSUs”). (See Note 9.) Subsequent to September 30, 2024, upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock. (See Note 16.)

Stock option awards generally vest on time-based vesting schedules. Stock-based compensation expense is recognized based on the value of the portion of stock-based payment awards that is ultimately expected to vest and become exercisable during the period. The Company recognizes compensation expense for all stock-based payment awards made to employees, directors, and non-employees using a straight-line method, generally over a service period of four years.

Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $66,007 and $270,469 for the three months ended September 30, 2024 and 2023, respectively; and $311,195 and $766,011 for the nine months ended September 30, 2024 and 2023 respectively and were included in “Sales and marketing” in the condensed consolidated statements of operations.

Income taxes — The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, “Income Taxes” for establishing and classifying any tax provisions for uncertain tax positions. The Company’s policy is to recognize and include accrued interest and penalties related to unrecognized tax benefits as a component of income tax expenses. The Company is not aware of any entity level uncertain tax positions.

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enacted date.

Net income/(loss) per share attributable to common stockholders — The Company computed basic net income/(loss) per share attributable to common stockholders by dividing net income/(loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net income/(loss) per common share after giving consideration to all potentially dilutive common stock, including stock options, RSU awards, and warrants to purchase common stock outstanding during the period determined using the treasury-stock method as well as the convertible notes outstanding during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent accounting pronouncements — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (the “CODM”). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3 — INVENTORIES

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Finished Goods	$547,981	$531,302
Work-in-Process	1,976,318	989,712
Raw Materials	1,070,105	1,235,336
Total Inventory	$3,594,404	$2,756,350

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	September 30, 2024	December 31, 2023
Machinery and Equipment	5 to 20	$3,806,698	$3,469,204
Leasehold Improvements	Lease term	7,378,639	7,378,639
Computer and Office Equipment	3 to 10	2,478,715	2,492,310
Vehicles	5	248,304	248,304
Construction in Progress	N/A	84,955	11,500
Total Property and Equipment		13,997,311	13,599,957
Less: Accumulated Depreciation		(8,056,418)	(7,171,845)
Property and Equipment, net of Accumulated Depreciation		$5,940,893	$6,428,112

Depreciation expense related to property and equipment for the three months ended September 30, 2024 and 2023 was $316,273 and $328,954, respectively; and for the nine months ended September 30, 2024 and 2023 was $952,345 and $1,106,265, respectively.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 — CONVERTIBLE NOTES

Increased Authorized Capital for Convertible Notes

On October 30, 2023, the Company’s Board of Directors and shareholders took certain actions and approved amendments to the Company’s amended and restated certificate of incorporation and bylaws in preparation for a planned initial public offering (the “Actions and Amendments”). These Actions and Amendments, among other things: increased the Company’s authorized capital from 3,000,000 shares to 10,000,000 shares, including 9,500,000 shares of common stock and 500,000 shares of Founders Common Stock (which Founders Common Stock has four votes per share). Subsequent to December 31, 2023, the Company filed a second amendment to its amended and restated certificate of incorporation to increase authorized capital to 70,000,000 shares. Further, in May 2024, the Company filed a third amendment to its amended and restated certificate of incorporation to increase authorized capital to 75,000,000 shares, including 5,000,000 shares of preferred stock. Upon approval of the October 30, 2023 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred subsequent to September 30, 2024, on November 25, 2024) for 3,312,148 shares of common stock and 507,394 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate September 30, 2024 fair value of $19,338,967 in Convertible Notes to equity under the terms of the Subscription Exchange Agreement will occur upon the effectiveness of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. Until such time, the Convertible Notes will remain on the Company’s balance sheet and the change in their fair value will also continue to be recognized as Other Income/(Expense) in the Company’s Statement of Operations.

2022 Convertible Promissory Notes

During April 2022 through December 2022, the Company issued multiple unsecured convertible promissory notes (the “2022 Notes”) with aggregate net cash proceeds of approximately $10,740,000 and aggregate principal sum of $14,599,523 to various new and existing investors, including $4,675,000 in cash proceeds and $6,311,250 in principal to a related party (See Note 14). In February 2023, the Company issued one convertible note to an existing investor under the terms of the 2022 Notes with net cash proceeds of $260,000 and a principal sum of $351,000. In May 2023, the Company agreed with one investor to transfer their 2022 Note with a principal sum of $135,000 to instead be included under their 2023 Round 3 Note (for a total Round 3 Note of $2,160,000 for said investor). Aggregate cash proceeds and principal sum of the 2022 Notes totaled $10,900,000 and $14,815,523, respectively, including $4,675,000 of cash proceeds and $6,311,250 of principal to a related party. The 2022 Notes had a maturity date of July 31, 2024. The 2022 Notes were convertible, in whole or in part, into shares of the Company’s common stock at a conversion price of $157.89 per share at the option of the convertible noteholders, at any time and from time to time. If the Company consummates an IPO or a merger with a SPAC (a “deSPAC merger”), the unpaid and accrued balances of the 2022 Notes and the associated interest were to automatically convert into the Company’s common stock at a discounted conversion price from either the price per share at which the Company’s common stock is sold in the IPO or the redemption price per share under a deSPAC merger. The 2022 Notes also contained certain other covenants that, among other things, imposed certain restrictions on indebtedness and investments. The 2022 Notes’ proceeds were to be used for general corporate purposes, including working capital needs, capital expenditures, and the share repurchase program. In October and November 2023, the holders of the 2022 Notes agreed to exchange the convertible notes and accrued interest under the mandatory conversion provision of the 2022 Notes, for common stock of the Company. (See “Exchange of 2022 and 2023 Convertible Promissory Notes” below.)

2023 Convertible Promissory Notes

Beginning in March 2023 through August 2023, the Company issued multiple convertible promissory notes (collectively the “2023 Convertible Notes”) with various terms to various new and existing investors with aggregate net cash proceeds of $5,330,000 and aggregate principal sum of $7,230,500 (of which $2,950,000 in cash proceeds and $3,982,500 in principal was from a related party). In October and November 2023, the holders of the 2023 Convertible Notes agreed to exchange the convertible notes and accrued interest for common stock and prepaid warrants to purchase common stock of the Company. (See “Exchange of 2022 and 2023 Convertible Promissory Notes” below.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 — CONVERTIBLE NOTES (cont.)

Exchange of 2022 and 2023 Convertible Promissory Notes

In October 2023, the holders of the 2022 and 2023 Convertible Notes entered into a Subscription Exchange Agreement to exchange into equity the value of their 2022 and 2023 Convertible Notes with all accrued interest and fees through, and effective as of, June 30, 2023. In October 2023, in accordance with the Subscription Exchange Agreement, and upon approval of an increase in authorized capital to accommodate such exchange, an aggregate fair value of $33,849,109 in convertible notes was exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred subsequent to September 30, 2024, on November 25, 2024) for an aggregate of 3,312,148 shares of common stock (with a previous fair value of $30,344,094 as of September 30, 2023 and a principal amount of $24,795,755, including accrued interest) and 507,394 prepaid warrants to purchase common stock (with a previous fair value of $3,505,015 as of September 30, 2023 and a principal amount of $1,714,574, including accrued interest). As of September 30, 2024, the aggregate fair value of the convertible notes had decreased to $18,482,353 (with $16,057,069 attributable to the 3,312,148 shares of common stock, and $2,425,284 attributable to the 507,394 prepaid warrants to purchase common stock.) As of September 30, 2024, the change in fair value of the 2022 and 2023 Convertible Notes, is included in the change in fair value of convertible notes in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024. As further discussed below (See Note 8 — Fair Value Measurement), such valuation reflects the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $7.50 ($13.16 post split) per share as of March 31, 2024 as compared to a subsequent assumed share value of $5.00 per share as of September 30, 2024.

The aggregate fair value of the exchanged notes will be reclassified from Convertible Notes to equity under the terms of the Subscription Exchange Agreement upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. At which time, the value of the shares and prepaid warrants will be recorded as common stock at the IPO price per share (of $4.00 per share), and the remaining fair value of the Convertible Notes will be recognized as a gain in Change in Value of Convertible Notes on the Company’s condensed consolidated statement of operations (calculated using an IPO price of $4.00 per share

The agreement had a true up provision in the event the eventual IPO price is higher or lower than the conversion rate of $13.16 per share stated in the document. Under the terms of the Subscription Exchange Agreement, the true up provision was eliminated and the strike price of the warrants related to the 2022 Notes was fixed at a negotiated fixed, non-adjustable rate of $6.00 per share. If the Company had not listed the common stock on a national or international securities exchange by February 28, 2025 (which date was amended from October 31, 2024 previously (See Note 16)), the Holder will have had the right to exchange the common sock issued under the Subscription Exchange Agreement for promissory notes (the “New Notes”) on terms substantially similar to the Notes exchanged (contingent upon the consummation of the Company’s initial public offering) in October 2023. When the Subscription Exchange Agreement was executed, the Company did not have enough shares of common stock in the authorized capital account to accommodate all shares due. The Note Holders agreed to waive any requirement of the Company to have enough shares in the authorized capital account to account for the exchange for common stock and prepaid warrants.

Payment Upon Sale of Flavored Bourbon, LLC

Under the terms of the 2022 and 2023 Convertible Promissory Notes’ Securities Purchase Agreements, upon the sale of the Flavored Bourbon brand to an arm’s length third party and the receipt by the Company of any proceeds due to it from such brand sale, the holders of the 2022 and 2023 Convertible Promissory Notes shall receive a one-time payment in an amount equal to 150% of their original subscription amount. Such payment shall be in addition to any other amounts otherwise due and shall survive the conversion or repayment of the 2022 and 2023 Convertible Promissory Notes. Accordingly, the $10,900,000 in 2022 Convertible Promissory Notes subscriptions and $5,430,000 in 2023 Convertible Promissory Notes subscriptions will be due an aggregate of $24,495,000 upon the sale of Flavored Bourbon, LLC to an arm’s length third party.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 — CONVERTIBLE NOTES (cont.)

2023 Series — Convertible Whiskey Special Ops 2023 Notes

In September 2023, the Company opened a $5,000,000 round of convertible notes with a 12.5% interest rate and an August 29, 2026 maturity date (the “Whiskey Special Ops 2023 Notes” or the “Whiskey Notes”). In March 2024, the round was increased to $10,000,000. As of September 30. 2024 and December 31, 2023, the Company had $8,526,245 and $2,975,000, respectively, in outstanding principal, and $6,630,870 and $2,975,000, respectively, of proceeds of Whiskey Special Ops 2023 Notes with: a fair value for the Notes (separately) of $14,283,752 and $1,452,568, respectively, (of which, $2,405,500 and $800,000, respectively, in principal, $2,233,000 and $800,000, respectively, of proceeds, and $5,346,807 and $390,607, respectively, in Fair Value was with a related party); and a fair value for the related Warrant Liability of $18,658 and $1,512,692, respectively, (of which $6,346 and $406,774, respectively, in Fair Value was with a related party). The Whiskey Special Ops 2023 Notes included warrant coverage equal to the Subscription Amount actually paid by the Holder pursuant to the Securities Purchase Agreement, divided by the Exercise Price, as defined as the price per share of the Company’s assumed IPO or, in the event the Company has not consummated the IPO, $10.00 dollars per share. Total warrants outstanding if calculated using the then assumed IPO price of $5.00 per share as of September 30, 2024 would be 755,919 (of which 254,562 would be to a related party). The warrants include a mandatory cashless exercise provision whereby any warrants not previously exercised, will be automatically cashlessly exercised, beginning on the third anniversary of their issuance date, on any trading day that the 20-day VWAP of the common stock equals or exceeds a price per share equal to or greater than 125% of the exercise price of the warrant.

The Company agreed to make royalty payments on the Whiskey Special Ops 2023 Notes at the rate of $10 per bottle of a new product offering of Special Forces labelled spirits. As of September 30, 2024 , the Company had sold 16,922 bottles of the new product offering of Special Forces labelled spirits, representing more than $1,439,072 in retail shelf value. These royalties were eliminated in conjunction with the April 2024 exchange of the Whiskey Notes and related Warrants into common stock (contingent upon the closing of the Company’s initial public offering, which occurred subsequent to September 30, 2024, on November 25, 2024).

The outstanding balance of the Whiskey Special Ops 2023 Notes and accrued interest could have, in whole or part, been converted into common stock prior to maturity at the option of the holder so long as the price per share was equal to or greater than the original IPO price. Any principal and accrued interest remaining outstanding upon maturity would have been mandatorily converted into common stock of the Company at the rate of $1.25 per $1.00 of outstanding principal and accrued interest at a price per share equal to the then market price per share, but in no case less than 80% of the Company’s original IPO price. The aggregate Fair Value of $14,283,752 and $1,452,562, respectively, in Whiskey Notes (separately) and the related Fair Value of the Warrant Liability of $18,658 and $1,512,692, respectively, as of September 30, 2024 and December 31, 2023 will be reclassified from being a liability to equity under the terms of the Subscription Exchange Agreement upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional conversion of the Whiskey Notes into equity.

Exchange of Whiskey Notes

In April 2024, the holders of Whiskey Notes (including 755,919 related Warrants based on a $5.00 per share exercise price) agreed to exchange for common stock (and prepaid warrants). The then outstanding $23,311,063 in aggregate fair value, (including $8,723,321 which was with a related party); $8,678,433 of principal amount, including accrued interest (including $3,247,425 which was with a related party); $6,630,870 of proceeds, (of which $2,233,000 was with a related party) of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred subsequent to September 30, 2024, on November 25, 2024) for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock (of which 1,203,783 shares were with a related party). Such pre-paid warrants will be eligible for exercise without the payment of additional consideration (except the $0.001 per share exercise price) at any time that the respective holder beneficially owns a number of shares of common stock that is less than 4.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own up to 4.99% of the Company’s outstanding shares of common stock, and having no expiration date.

The aggregate fair value of the exchanged Whiskey Notes and related Warrants will be reclassified from liabilities to equity under the terms of the Subscription Exchange Agreement (when the common stock and prepaid warrants are unconditionally issued in exchange for the Whiskey Notes and related Warrants) upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the Whiskey Notes and related Warrants for equity, at which time, the value of the shares and prepaid warrants will be recorded as common stock at the IPO price(of $4.00 per share), and the remaining fair value of the Convertible Notes will be recognized as a gain in Change in Value of Convertible Notes on the Company’s condensed consolidated statement of operations. (Calculated using an IPO price of $4.00 per share.) Until such a time, the Whiskey Notes and related Warrant Liabilities will remain on the Company’s balance sheet, and the change in their fair values will also continue to be recognized as Other Income/(Expense) in the Company’s Statement of Operations.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 — CONVERTIBLE NOTES (cont.)

Convertible Notes at fair value consisted of the following:

	September 30, 2024	December 31, 2023
2022 Convertible Promissory Notes	$9,356,815	$18,801,206
2023 Convertible Promissory Notes	9,125,538	17,482,685
Whiskey Special Ops 2023 Notes	14,283,752	1,452,562
Total Convertible Notes Payable	$32,766,105	$37,736,453
Less: Convertible Notes Payable, Current	(18,482,353)	(36,283,891)
Convertible Notes Payable, net of Current Portion	$14,283,752	$1,452,562

NOTE 6 — BORROWINGS

Borrowings of the Company, not including the Convertible Notes discussed in Note 5, consisted of the following:

	September 30, 2024	December 31, 2023
Silverview Loan	$12,250,000	$12,250,000
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	39,247	—
City of Eugene	389,875	—
Channel Partners Loan	16,569	149,824
Total Notes Payable	14,965,147	14,669,280
Less: Debt Issuance Costs	(159,330)	(398,324)
	14,805,817	14,270,956
Less: Notes Payable, Current	(14,415,942)	(14,270,956)
Notes Payable, net of Current Portion	$389,875	$—

In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000. The Silverview Loan originally matured on April 15, 2025, which was extended to October 25, 2026 as part of the Silverview Loan modification executed subsequent to September 30, 2024 (on October 1, 2024). The Silverview Loan accrued interest through the 18-month anniversary of the closing date at (i) a fixed rate of 10.0%, which portion was payable in cash, and (ii) at a fixed rate of 6.5%, which portion was payable in kind and added to the outstanding obligations as principal. Effective on the 19th month anniversary of the closing date, the Silverview Loan accrues interest at a fixed rate of 15.0% through maturity. Interest payable in cash is required to be repaid on the fifteenth day of each calendar month. The Company had an option to prepay the Silverview Loan with a prepayment premium up to 30.0% of the obligations during the first twenty-four months of the loan, after which time the Company can prepay the loan with no premium due.

The Company is now past that initial twenty-four-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan also contains certain financial and other debt covenants that, among other things, impose certain restrictions on indebtedness, liens, investments and capital expenditures. The financial covenants require that, at the end of each applicable fiscal period as defined pursuant to the Silverview Loan agreement, the Company has either (i) an EBITDA interest coverage ratio up to 2.00 to 1.00, or (ii) a cash interest coverage ratio of not less than 1.25 to 1.00. Commencing with the fiscal quarter ending June 30, 2021, the Company shall maintain liquidity of not less than $500,000. The Silverview Loan may be used for general corporate purposes, including working capital needs and capital expenditures. The Company violated various financial and other debt covenants regarding its failure to comply with the financial covenants and to timely furnish its consolidated financial statements for the year ended December 31, 2023. As the chance of meeting the same or more restrictive covenants at subsequent compliance measurement dates within the following year was remote, the Company determined that the Silverview Loan should be classified as a current liability as of December 31, 2023. As of both September 30, 2024 and December 31, 2023, the outstanding balance of the Silverview Loan was $12,250,000. The lender had previously agreed to waive any existing covenant compliance matters as of December 31, 2022 and to forbear exercising its rights and remedies under the loan agreement through December 31, 2023.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 — BORROWINGS (cont.)

In June 2024, the Company reached an agreement in principal (which was finalized and agreed to subsequent to September 30, 2024 (in October 2024)) with Silverview to complete a loan modification of the Silverview Loan in the following ways, which will go into effect upon the close of the Company’s initial public offering (which occurred subsequent to September 30, 2024, on November 25, 2024): 1) extend the maturity date by 18 months to October 25, 2026; 2) recast the amortization schedule to reduce the amount paid each quarter to allow the Company to preserve cash, as follows: $974,729 due 12/25/2024, $700,000 due 6/30/2025 and then $500,000 due every six months thereafter; 3) increase in the coupon rate from 15% to 16.5% in the month starting after the close of the Company’s initial public offering (which occurred subsequent to September 30, 2024, on November 25, 2024), with monthly interest payments remaining in effect; 4) waiver of any past missed amortization payments; 5) waiver of any past missed covenant faults; 6) 1% additional exit fee due at loan payoff; 7) an additional 1% exit fee due at payoff if the Company does not refinance or repay the entire debt by July 30, 2025; 8) the elimination of EBITDA coverage and interest coverage ratio tests; and 9) greatly reduced and simplified reporting requirements to match the reporting the Company must make as a public company.

In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2021, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest on the PPP loan at the rate of 1%, for a total of $101,535 and $84,561 as of September 30, 2024 and December 31, 2023, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.

In January 2022, the Company entered into an unsecured business loan and security agreement with Channel Partners Capital, LLC (the “2022 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000. The Channel Partners Loan matured on June 26, 2023 and accrued interest at a fixed rate of 13.982%. Principal of $16,528 plus interest is payable monthly. The Company had an option to prepay the Channel Partners Loan with a prepayment discount of 5.0%. As of December 31, 2022, the outstanding balance of the 2022 Channel Partners Loan was $82,887. In April 2023, the Company entered into a new secured business loan and security agreement with Channel Partners Capital, LLC (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which. $47,104 of proceeds were used to pay off the 2022 Channel Partners Loan. The 2023 Channel Partners Loan matured and was paid off in full on October 5, 2024. During its term it accrued interest at a fixed rate of 13.34%. Payment of $16,944, principal plus interest was payable monthly. The Company had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of September 30, 2024 and December 31, 2023, the outstanding balance of the 2023 Channel Partners Loan was $16,569 and $149,824, respectively. Subsequent to September 30, 2024, the Company paid the remaining balance due under the 2023 Channel Partners Loan in October, 2024.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 — BORROWINGS (cont.)

In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. The City of Eugene loan will mature on May 1. 2028 with an accrual rate of 0% interest through July 31, 2025, beginning August 1, 2025 the City of Eugene loan begins accruing interest at the rate of 5%. Monthly payments began September 1, 2025 in the amount of $6,714, including accrued interest..

In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with a related party. (See Notes 14 and 16.)

As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 1, 2024 accounts receivable factoring arrangement, including $166,667 from the related party. The Company issued an aggregate of 66,549 five year warrants to purchase common stock at $6.00 per share in conjunction with the July 1, 2024 accounts receivable factoring agreements. (See Notes 14 and 16.)

In August 2024, the aggregate of $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 19,983 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 13,333 warrants.) Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 19,983 warrants at $5.00 per share were recalculated and reissued as 24,979 warrants at $4.00 per share (and the 13,333 related party warrants at $5.00 per share were recalculated and reissued as 16,667 warrants at $4.00 per share). (See Notes 14 and 16.)

In July 2024, the Company raised an additional $250,000 from an investor under the terms of a July 2024 accounts receivable factoring arrangement. The Company issued 83,333 five year warrants to purchase common stock at $6.00 per share in conjunction with the July 2024 accounts receivable factoring arrangement (which remain outstanding). As of September 2024, the Company recorded a total liability of $277,000 (including $27,000 of fees) related to this July 2024 factoring agreement, which was exchanged for 27,700 shares of Series A Preferred Stock, including 12,500 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 12,500 warrants at $5.00 per share were recalculated and reissued as 15,625 warrants at $4.00 per share. (See Note 16.)

As of September 30, 2024, the principal repayments of the Company’s debt measured on an amortized basis of $14,965,147 will be due within five years from the issuance of these condensed consolidated financial statements. The outstanding principal of $14,805,817 and $14,270,956, respectively, net of debt issuance costs of $159,330 and $398,324, respectively, was classified as a current liability on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023. The outstanding principal of $389,874 was classified as a long-term liability on the Company’s consolidated balance sheet as of September 30, 2024.

The following table represents principal repayments from 2024 and the years through 2028 and thereafter:

Years Ending	Amount
2024	$14,575,272
2025	20,466
2026	63,539
2027	66,789
2028	239,081
there after	—
$14,965,147

Liabilities for Deferred Revenue — During 2023, the Company entered into a distilled spirits barreling production agreement with a related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500, which was subsequently exchanged (contingent upon the consummation of the Company’s initial public offering) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock. (See Note 16.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 — WARRANT LIABILITIES

2022 and 2023 Convertible Promissory Notes Warrants

During 2022 and 2023, the Company issued warrants to purchase common stock to the 2022 Notes holders, including a related party, in an amount equal to 50% of the cash proceeds (see Notes 5, 14 and 16). These warrants are exercisable on or after the occurrence of an IPO or a deSPAC merger and expire on July 31, 2027. The warrant exercise price is equal to: (i) if the Company consummates an IPO, 100% of the price per share at which the Company’s common stock is sold in the IPO, or (ii) if the Company consummates a deSPAC merger, 100% of the redemption price related to such deSPAC merger. The warrants will automatically be exercised cashlessly if the stock price hits 125% of the IPO price. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount.

The Company measured the warrant liabilities at fair value at the respective issuance dates of the 2022 Notes, including the notes issued in February 2023, and March 31, 2023, using a probability weighted expected return method and the Monte Carlo Simulation. The fair value of the warrant liabilities at the issuance dates of the 2022 Notes issued in 2022 was approximately $581,364, of which $300,059 was associated with the related party warrant liabilities. The fair value of the warrant liabilities at the issuance dates of the 2022 Notes issued in February 2023 was approximately $12,874. The warrant liabilities are subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of total other income (expense) in the consolidated statements of operations. The Company recorded a net gain of $27,568 and a net loss of $2,605 resulting from the change in fair value of the warrant liabilities for the three months ended September 30, 2024 and 2023 respectively, of which $11,716 and $1,117, respectively was related to the change in value of the related party warrant liabilities. The Company recorded a net loss of $61,746 and a net loss of $345,709 resulting from the change in fair value of the warrant liabilities for the nine months ended September 30, 2024 and 2023 respectively, of which $26,242 and $153,736, respectively was related to the change in value of the related party warrant liabilities. On September 30, 2024 and December 31, 2023, the fair value of the warrant liabilities was $856,614 and $794,868, respectively of which $367,401 and $340,918, respectively, were associated with the related party warrant liabilities.

In April 2024,under a Securities Exchange Agreement, the strike price of the warrants became fixed at a negotiated fixed, non-adjustable price of $6.00 per share (as opposed to the previous pricing which was contingent on the IPO price), these 908,334 warrants now have a fixed price and include a cashless exercise provision, and will no longer qualify to be classified as liabilities in accordance with ASC 480, and their fair value that has previously been recorded as warrant liabilities will be reclassified to equity upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional fixing of the strike price at $6.00 per share. (See Note 16.)

2023 Series — Convertible Whiskey Special Ops 2023 Notes Warrants

From August 2023 to April 2024, the Company issued warrants to purchase common stock to the Whiskey Note holders, including a related party, in an amount equal to the cash proceeds divided by the exercise price. (see Notes 5, 14 and 16). These warrants were exercisable on or after the earlier of (i) occurrence of an IPO, or (ii) August 29, 2024, and expire on August 29, 2028. The warrant exercise price was equal to the lesser of: (i) if the Company consummates an IPO, 100% of the price per share at which the Company’s common stock is sold in the IPO, or (ii) $10.00 per share. The warrants will automatically be exercised on a cashless basis after the three-year anniversary of the issuance date if the stock price hits 125% of the warrant exercise price. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount.

The Company measured the warrant liabilities at fair value at the respective issuance dates of the Whiskey Notes using a probability weighted expected return method and the Monte Carlo Simulation. The fair value of the warrant liabilities at the issuance dates in the nine months ended September 30, 2024 and December 31, 2023 was approximately $302,020 and $1,621,527, respectively, of which $111,112 and $436,041, respectively, was associated with the related party warrant liabilities. The fair value of the warrant liabilities at the issuance dates in April 2024 was approximately $48,889, of which $26,706 was associated with the related party warrant liabilities. The warrant liabilities are subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of total other income (expense) in the consolidated statements of operations. The Company recorded a net gain of $1,720 (of which $585 was to a related party) resulting from the change in fair value of the warrant liabilities to $18,658 (of which $6,346 was to a related party) for the three months ended September 30, 2024.The Company recorded a net gain of $1,796,054 (of which $487,844 was to a related party) resulting from the change in fair value of the warrant liabilities to $18,658 (of which $6,346 was to a related party) for the nine months ended September 30, 2024.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 7 — WARRANT LIABILITIES (cont.)

In April 2024, the Whiskey Notes (including 755,919 related warrants) were exchanged (contingent upon the consummation of the Company’s initial public offering) for common stock. The then outstanding $23,311,063 in aggregate fair value ($8,678,433 of principal amount, including accrued interest; $6,630,870 of proceeds) of the Whiskey Notes and related Warrants (Warrant Liability) in accordance with a Subscription Exchange Agreement, exchanged for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock. The Whiskey Notes and related warrants were exchanged (contingent upon the consummation of the Company’s initial public offering) for common stock; however, the Whiskey Notes and related Warrant Liabilities remain on the Company’s balance sheet until subsequent to September 30, 2024 (upon the closing of the Company’s IPO (which occurred on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the outstanding indebtedness and related warrants for equity). (See Note 16.)

As of September 30, 2024, as part of the Series A Preferred Stock offering, the holders of the Series A Preferred Stock received warrants entitling its holder to purchase an aggregate of 197,013 of shares of common stock determined by (a) 25% of the Subscription Amount of such Investor divided by (b) $5.00, and shall have an exercise price equal to the lesser of $5.00 or the price per share at which the common stock is sold in the Company’s Initial Public Offering (the “Exercise Price”), subject to splits, combinations or other like adjustments. Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the exercise price of the 197,013 warrants was fixed at $4.00 per share. (See Note 16.) The Warrants will expire June 15, 2029. At any time after June 15, 2027, the Warrants shall automatically exercise on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price.

NOTE 8 — FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation as of September 30, 2024 and December 31, 2023 under Level 3.

	Fair Value Measurement as of
	September 30,	December 31,
	2024	2023
2022 and 2023 Convertible Notes	$18,482,353	$36,283,891
Whiskey Special Ops 2023 Notes	14,283,752	1,452,562
Warrant Liabilities 2022 and 2023	856,614	794,868
Warrant Liabilities Whiskey Special Ops	18,658	1,512,692
Acquisition Contingency Liabilities	127,076	—
Total Liabilities at Fair Value	$33,768,453	$40,044,013

In November of 2023, the Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering) for common stock and prepaid warrants effective as of June 30, 2023. (See Note 5.) As of September 30, 2024, the $415,265 decrease in fair value of the 2022 and 2023 Convertible Notes, is included as a gain in the change in fair value of convertible notes in the Company’s condensed consolidated statement of operations. As further discussed below, such valuation reflecting the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $7.50 ($13.16 post split) per share as of March 31, 2024; as compared to a subsequent share value of $5.00 per share as of September 30, 2024; and, subsequent to September 30, 2024, $4.00 per share, upon the November 25, 2024 initial public offering at $4.00 per share.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 — FAIR VALUE MEASUREMENT (cont.)

As of June 30, 2024, the then outstanding $13,978,467 in aggregate fair value, of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering) for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock.

As further discussed in Note 7, the Convertible Notes (and related Warrant Liabilities) remain as liabilities on our balance sheet, and the change in their fair value will continue to be recognized as Other Income/(Expense) in the Company’s Statement of Operations, until subsequent to September 30, 2024 (upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional conversion of the outstanding indebtedness and related warrants into equity). At which time, the value of the shares and prepaid warrants will be recorded as common stock at the IPO price of $4.00 per share, and the remaining fair value of the Convertible Notes will be recognized as Change in Value of Convertible Notes on the Company’s condensed consolidated statement of operations. (See Note 16.)

Valuation of Acquisition Contingency Liability — In conjunction with the Thinking Tree Spirits acquisition, for the quarter ended March 31, 2024, the Company recorded estimated fair values of $584,203 in estimated future contingent payments. The acquisition was recorded at a fair value probability applied to the contingent earn out payments based on assumptions made at that time. The fair value of the acquisition will be re-measured for each subsequent reporting period until resolution of the contingent earn out payments, and any resulting increases or decreases in fair value, are recorded on the income statement as an operating loss or gain. The recorded fair value of the acquisition was reviewed as of June 30, 2024, with a decrease in valuation for the contingent earn out payments to $127,076, resulting in a decrease in fair value recorded on the income statement as an operating gain of $457,127 for the period ended June 30, 2024. (See Note 10.) As of September 30, 2024, the recorded fair value of the acquisition was reviewed, with no further change in fair value.

Valuation of Convertible Notes — The fair value of the Convertible Notes at issuance and at each reporting period is estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a probability weighted expected return method (“PWERM”) and the Discounted Cash Flow (“DCF”) method to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the notes. The most significant estimates and assumptions used as inputs in the PWERM and DCF valuation techniques impacting the fair value of the 2022 Notes are the timing and probability of an IPO, deSPAC Merger and default scenario outcomes (see the table below). Specifically, the Company discounted the cash flows for fixed payments that were not sensitive to the equity value of the Company at payment by using annualized discount rates that were applied across valuation dates from issuance dates of the Convertible Notes to September 30, 2024 and December 31, 2023. The discount rates were based on certain considerations including time to payment, an assessment of the credit position of the Company, market yields of companies with similar credit risk at the date of valuation estimation, and calibrated rates based on the fair value relative to the original issue price from the Convertible Notes.

The significant unobservable inputs that are included in the valuation of the 2022 and 2023 Convertible Notes as of September 30, 2024 and December 31, 2023, include:

	September 30, 2024		December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average	Input Range	Weighted Average
Discount Rate	25 – 75%	25 – 75%	48.5%	48.5%
Expected Term (in years)	0.83	0.83	0.122 – 1.081	0.122 – 1.081
Probability Scenarios
IPO	98%		70%
deSPAC	0%		0%
Default/Dissolution/Forced Liquidation	1%		20%
Held to Maturity	1%		10%

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 — FAIR VALUE MEASUREMENT (cont.)

The significant unobservable inputs that are included in the valuation of the Whiskey Special Ops 2023 Notes as of September 30, 2024 and December 31, 2023 include:

	September 30, 2024		December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average	Input Range	Weighted Average
Discount Rate	50.68%	50.68%	54.0%	91.3%
Expected Term (in years)	0.83	0.83	0.125 – .667	0.125 – .667
Probability Scenarios
IPO	98%		70%
deSPAC	0%		0%
Default/Dissolution/Forced Liquidation	1%		20%
Held to Maturity	1%		10%

Valuation of Warrant Liabilities — The fair value of the warrant liabilities at issuance and at each reporting period was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. The Company used the PWERM and the Monte Carlo Simulation (“MCS”) to incorporate estimates and assumptions concerning the Company’s prospects and market indications into the models to estimate the value of the warrants. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are the timing and probability of IPO, deSPAC Merger and default scenario outcomes (see the table below). The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are those utilizing certain weighted average assumptions such as expected stock price volatility, expected term of the warrants, and risk-free interest rates.

The significant unobservable inputs that are included in the valuation of the 2022 Convertible Promissory Notes warrant liabilities as of September 30, 2024 and December 31, 2023, include:

	September 30, 2024		December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average	Input Range	Weighted Average
Expected Term (in years)	0.122 – 1.081		0.122 – 1.081
Volatility	70%	70%	70%	70%
Risk-free Rate	74%	74%	74%	74%
Probability scenarios
IPO	98%		70%
deSPAC	0%		0%
Default/Dissolution/Liquidation	1%		20%
Held to Maturity	1%		10%

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 — FAIR VALUE MEASUREMENT (cont.)

The significant unobservable inputs that are included in the valuation of the 2023 Series — Convertible Whiskey Special Ops 2023 Notes warrant liabilities as of September 30, 2024 and December 31, 2023 include:

	September 30, 2024		December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average	Input Range	Weighted Average
Expected Term (in years)	.83		0.125 – 4.667
Volatility	70%	70%	70%	70%
Risk-free Rate	74%	74%	3.8 – 3.87%	3.8 – 3.87%
Probability scenarios
IPO	98%		70%
deSPAC	0%		0%
Default/Dissolution/Liquidation	1%		20%
Held to Maturity	1%		10%

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities	Acquisition Contingency Liabilities
Balance as of June 30, 2023	$32,162,146	$-	$788,978	$-	$-
Issuance	3,799,133	261,596	0	313,404	0
Change in Fair Value	(2,112,170)	-	2,605	-	-
Balance as of September 30, 2023	$33,849,109	$261,596	$791,583	$313,404	$-

Balance as of December 31, 2022	$8,041,000	$-	$433,000	$-	$-
Issuance	12,854,653	261,596	12,874	313,404	0
Change in Fair Value	12,953,456	-	345,709	-	-
Balance as of September 30, 2023	$33,849,109	$261,596	$791,583	$313,404	$-

Balance as of June 30, 2024	15,632,306	12,787,501	880,897	(1,178,910)	127,076
Issuances	-	-	-	-	-
Change in Fair Value	415,265	305,285	(27,568)	(1,720)	-
Balance as of September 30, 2024	$16,047,571	$13,092,786	$853,329	$(1,180,630)	$127,076

Balance as of December 31, 2023	$33,849,109	$261,596	$791,583	$313,404	$-
Issuances	-	3,353,850	-	302,020	584,203
Change in Fair Value	(17,801,538)	9,477,340	61,746	(1,796,054)	(457,127)
Balance as of September 30, 2024	$16,047,571	$13,092,786	$853,329	$(1,180,630)	$127,076

NOTE 9 — STOCKHOLDERS’ EQUITY

On May 14, 2024, the Board and Shareholders of the Company approved a .57-for-1 reverse stock split. All share and per share numbers included in these Financial Statements as of and for the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023 all periods presented reflect the effect of that stock split unless otherwise noted.

Common Stock — On October 31, 2023, the Company’s Board of Directors and shareholders increased the number of shares the Company is authorized to issue from 3,000,000 shares to 10,000,000 shares, including 9,500,000 shares of common stock and 500,000 shares of Founders Common Stock, par value of $0.0001 per share. (which Founders Common Stock has four votes per share). The key terms of the common stocks are summarized below:

Dividends — The holders of common stock and Founders Common Stock are entitled to receive dividends if declared by the Board of Directors. No dividends have been declared since the inception of the Company.

Voting rights — The holders of Founders Common Stock are entitled to four votes for each share of Founders Common Stock and general common stockholders are entitled to one vote for each share of general common stock.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY (cont.)

Upon approval of this increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering) for 3,312,148 additional shares of common stock and 507,394 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $18,482,353 and $36,283,891 as of September 30, 2024 and December 31, 2023, respectively) will be reclassified from Convertible Notes to equity under the terms of the Subscription Exchange Agreement will occur upon the closing of the Company’s IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. (See Note 5.) Upon approval of the April 2024 increase of authorized capital stock, the Whiskey Special Operation Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred subsequent to September 30, 2024, on November 25, 2024) for 2,399,090 additional shares of common stock and 546,927 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $14,283,752 and $1,452,568 as of September 30, 2024 and December 31, 2023, respectively) will be reclassified from Convertible Notes to equity under the terms of the Subscription Exchange Agreement upon the closing of the Company’s anticipated IPO (which occurred subsequent to September 30, 2024, on November 25, 2024) — which is the remaining prerequisite for the unconditional exchange of the Whiskey Special Operation Convertible Notes for equity. (See Note 5.) As of September 30, 2024, the Company had 441,914 shares of common stock issued and outstanding. As of September 30, 2024, including the 5,711,238 shares of common stock related to the conversion of the Convertible Notes, the Company had 6,153,152 shares of common stock issued and outstanding. During the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Company repurchased 7, 21 and 72 shares of common stock, respectively, and 0, 9,493 and 0 common stock warrants, respectively, were exercised.

In the second quarter of 2024, the Company’s Board of Directors and shareholders took certain actions and approved amendments to the Company’s amended and restated certificate of incorporation and bylaws in preparation for the Company’s initial public offering (which occurred subsequent to September 30, 2024, on November 25, 2024) (the “Actions and Amendments”). These Actions and Amendments, included, among other things:

●	filing a second amendment to the Company’s amended and restated certificate of incorporation on April 1, 2024, to increase the Company’s authorized capital stock from 10,000,000 shares to 70,000,000 shares, including 69,500,000 shares of common stock and 500,000 shares of Founders Common Stock. The increase in authorized shares included provision for the additional shares to be issued with the Company’s anticipated IPO, including those discussed in the following paragraphs, and other future equity activities not yet known.

●	filing a third amendment to the Company’s amended and restated certificate of incorporation on May 14, 2024, to further increase the Company’s authorized capital stock to 75,000,000 shares, including 5,000,000 shares of preferred stock.

Contingent upon the consummation of the Company’s initial public offering (which occurred subsequent to September 30, 2024, on November 25, 2024), 65,891 of the October 2023 prepaid warrants to purchase common stock were exercised into 65,891 shares of common stock.

Prepaid Warrants to Purchase Common Stock -- In August 2024, certain holders of shares of common stock agreed to exchange an aggregate of 2,816,291 shares of their common stock into a like number of pre-paid warrants. Such pre-paid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date.

Preferred stock — In May 2024, the Company’s Board of Directors and Shareholders approved an offering of Series A Convertible Preferred Stock of up to $5,000,000, of which $4,948,478 was issued and outstanding and $51,522 remained available for issuance as of September 30, 2024. The shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) were sold at a Subscription Price of $10 per share and have a stated value of $12 per share (the “Stated Value”), and included stock purchase warrants to purchase shares of common stock calculated at 25% of the subscription price then divided by $5.00, with an exercise price equal to the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. The warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall be automatically exercised on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price.The Series A Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Stated Amount (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series A Preferred Stock.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY (cont.)

Dividends on the Series A Preferred Stock may be paid by the Company in cash, by delivery of shares of common stock or through a combination of cash and shares of common stock. If paid in common stock, the holder shall receive a number of shares of common stock equal to the quotient of 110% of the accrued dividends to be paid in common stock divided by the Conversion Price (as defined below). The Company may make payments of dividends in common stock only if the average closing price of the common stock over the five trading days preceding the dividend payment date is at or above the Conversion Price. Holders of the Series A Preferred Stock have no voting rights except as required by law.

Each share of Series A Preferred Stock may be converted at any time at the election of the holder into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then applicable Conversion Price. The “Conversion Price” was initially equal to $5.00 per share, subject to adjustment to the price per share at which the common stock is sold at the Company’s Initial Public Offering if lower than the initial Conversion Price (and was fixed at $4.00 per share subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share). Each share of Series A Preferred Stock will automatically be converted on June 15, 2027 into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.

Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount plus all accrued and unpaid dividends on such shares of Series A Preferred Stock.

As of September 30, 2024, the Company had received subscriptions of $4,948,478 of Series A Preferred Stock (of which $1,831,265 was from a related party), including $2,025,000 in cash (of which $834,000 was from a related party); $1,155,000 in the form of 525 barrels of aged whiskey (with an average value of $2,200 per barrel and with $259,875 allocated to barrel fixed assets and $895,125 allocated to whiskey inventory); $110,600 was paid by the sale of and transfer to the Company by a related party of an aggregate of 50 barrels of premium aged whiskey (with an average value of $2,212 per barrel and with $24,750 allocated to barrel fixed assets and $85,850 allocated to whiskey inventory); and, $719,919 was paid by the cancellation of outstanding indebtedness (factoring agreements) during the three months ended September 30, 2024 (of which $296,619 was from a related party). In addition, the Series A Preferred Stockholders who were issued Series A Preferred Stock during the three months ended September 30, 2024 received an additional 510,315 warrants with an exercise price of $6.00 per share as part of the Series A Preferred Stock subscriptions (the “$6.00 Warrants”) (of which 321,026 of the $6.00 Warrants were issued to a related party). In September 2024, the 510,315 $6.00 Warrants (including 321,026 $6.00 Warrants from a related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $6.00 Warrants exchanged for Series A preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $6.00 Warrant using a Black-Scholes Valuation model with a then estimated IPO stock price of $5.00 per share and exercise price of $6.00 per share (See Note 16.), The Company allocated the net proceeds between the warrants and the Series A Preferred Stock using the relative fair value method.

In connection with the $4,948,478 of Series A Preferred Stock, the Company also issued 197,013 warrants to purchase common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering (of which 60,563 of the $5.00 Warrants were issued to a related party). (See Note 16.) Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 197,013 warrants at $5.00 per share were recalculated and reissued as 246,267 warrants at $4.00 per share (and the 60,563 related party warrants at $5.00 per share were recalculated and reissued as 75,705 warrants at $4.00 per share.).

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of September 30, 2024 (with 494,840 shares outstanding and a stated value of $5,938,173) was $6,669,697.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY (cont.)

Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the HDHC Board and the HDHC sole stockholder approved HDHC’s 2019 Equity Incentive Plan (the “2019 Plan”). Subsequent to September 30, 2024, upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock.

The 2019 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan is 256,500.

The following sets forth the outstanding ISOs and related activity under the 2019 Plan for the nine months ended September 30, 2024:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,178	$157.89	1.85	$0.00
Forfeited	(167)	$157.89
Outstanding at September 30, 2024	6,011	$157.89	1.11	$0.00
Exercisable at September 30, 2024	6,011	$157.89	1.11	$0.00

ISOs require a recipient to remain in service to the Company, ISOs generally vest ratably over periods ranging from one to four years from the vesting start date of the grant and vesting of ISOs ceases upon termination of service to the Company. Vested ISOs are exercisable for three months after the date of termination of service. The terms and conditions of any ISO shall comply in all respects with Section 422 of the Code, or any successor provision, and any applicable regulations thereunder. The exercise price of each ISO is the fair market value of the Company’s stock on the applicable date of grant. The Company used the mean volatility estimate from Carta’s 409A valuation based on the median 5-year volumes of select peer companies. Fair value is estimated based on a combination of shares being sold at $157.89 up through February of 2019 and the most recent 409A completed when these ISOs were issued in April of 2018 valuing the Company’s stock at $157.89 per share. No ISOs may be granted more than ten (10) years after the earlier of the approval by the Board, or the stockholders, of the 2019 Plan.

There were no grants in the nine months ended September 30, 2024 and the year ended December 31, 2023. As of September 30, 2024, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 1.10 years.

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations related to ISOs issued under the 2019 Plan:

	For the Nine Months Ended September 30,
	2024	2023
Cost of Sales	$—	$—
Sales and Marketing	—	—
General and Administrative	—	18,595
Total Share-based Compensation	$—	$18,595

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY (cont.)

Restricted stock units — The RSU awards granted in 2019 under the 2019 Plan were granted at the fair market value of the Company’s stock on the applicable date of grant. RSU awards generally vest ratably over periods ranging from one to four years from the grant’s start date. Upon termination of service to the Company, vesting of RSU awards ceases, and most RSU grants are forfeited by the participant, unless the award agreement indicates otherwise. The majority of RSU awards are “double trigger” and both the service-based component, and the liquidity-event component (including applicable lock-up periods) must be satisfied prior to an award being settled. Upon settlement, the RSU awards are paid in shares of the Company’s common stock. The Company recognizes the compensation expense for the restricted stock units based on the fair value of the shares at the grant date amortized over the stated period for only those shares that are not subject to the double trigger.

The following table summarizes the RSU activity for the three and nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Unvested and Outstanding at December 31, 2023	116,944	$157.89
Granted	232,025	$4.00
Forfeited/Canceled/Expired	(105,880)	$157.89
Unvested and Outstanding at June 30, 2024	243,089	11.00
Granted	—	—
Forfeited/Canceled/Expired	—	—
Unvested and Outstanding at September 30, 2024	243,089	$11.00

During the nine months ended September 30, 2024 and 2023, the Company recognized no stock-based compensation expense in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. During the three and nine months ended September 30, 2024, respectively, 0 and 440 restricted stock units (“RSUs”) were forfeited. In May 2024, 105,360 RSUs were voluntarily terminated, leaving 11,064 issued RSUs to settle at a grant value of $157.89 per unit. In May 2024, the Board of Directors approved awarding 232,025 RSUs to employees, directors and consultants with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which is 180 days from the November 25, 2024 closing of the Company’s initial public offering, which occurred subsequent to September 30, 2024). Assuming all of them settle into common stock we would expect to book an expense of $2,674,995 at the fair grant values per RSU for the total 243,089 awards as of September 30, 2024.

Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance. During the three months ended September 30, 2024 and 2023, the Company issued 188,846 and 0 warrants, respectively, (of which, 60,563 and 0 were to a related party) to purchase common stock. During the nine months ended September 30, 2024 and 2023, the Company issued 197,013 and zero warrants, respectively, (of which, 60,563 and 0 were to a related party) to purchase common stock. As of September 30, 2024 and December 31, 2023, there were outstanding and exercisable warrants to purchase 337,495 and 116,928, respectively, shares of common stock. As of September 30, 2024, the weighted-average remaining contractual term was 4.20 years for the outstanding and exercisable warrants.

Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred subsequent to September 30, 2024, on November 25, 2024). Upon success of the Company’s initial public offering, each employee will then be paid their deferred salary plus $2 dollars in RSUs or stock options (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of September 30, 2024, the Company recorded approximately $787,653 including employer tax obligation of such deferred payroll expense, in accrued liabilities. Accordingly, as of September 30, 2024 the Company has also committed to issue approximately $1,339,006 in equity compensation related to the deferred compensation.

NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS

Business Combinations — On February 21, 2024, the Company purchased all the outstanding stock of Thinking Tree Spirits, Inc. (“TTS”), which was accounted for as a business combination, requiring assets and liabilities assumed to be measured and recorded at their acquisition date fair values as of acquisition date. The resolution of the contingent earn out payments, will be reviewed at each subsequent reporting period, and any increases or decreases in fair value will be recorded in the income statement as an operating gain or loss.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)

Under the terms of the stock sale, the Company paid the shareholders of TTS $670,686 (net of $50,000 held back for post-closing accounting true-ups) using shares of common stock of the Company. The $670,686 was paid using common stock of the Company at a negotiated price of $13.16 per share (or 50,972 shares), subject to a true-up provision (to the price per share of the Company’s anticipated IPO, if lower — as of September 30, 2024: $5.00 per share or 134,137 shares) that expired on August 31, 2024.

In September 2024, the Company extended the true-up provision under the terms of the TTS stock sale from August 31, 2024 to the date of settlement of the Thinking Tree Spirits Dissenters Rights Process, resulting in the delay in reclassifying the TTS purchase price liability to equity (under ASC-480). Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the true-up provision related to the $670.686 at $4.00 per share equaled 167,671 shares, an increase of 116,699 shares over the original 50,972 shares. (See below and also Note 16).

ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount. In September 2024, under the terms of the TTS stock sale, the true-up provision for the $670,686 purchase price payment in the form of common stock was extended through the settlement of the Thinking Tree Spirits Dissenters Rights Process (See Note 16), Once the final determination is made on the amount owed to dissenters, if any, that amount will be deducted from the true-up amount and the resulting number of shares of common stock will be issued at the price per share of the common stock in the Company’s initial public offering (which occurred subsequent to September 30, 2024, on November 25, 2024, at $4.00 per share), at which time, the conversion price will become fixed and the purchase price will no longer qualify to be classified as a liability in accordance with ASC 480, and will be reclassified to equity. The estimated fair value of the $127,076 in estimated future contingent values (discussed also below) is recorded as a (long term) liability until such time as their obligation for potential payment becomes established as something more than zero and the payment number of shares is established, at which time, such future contingent payments will likewise be reclassified from liabilities to equity in accordance with ASC 480.

Allocation of the purchase price based on the estimated fair values of the acquired assets and liabilities assumed as of February 21, 2024 are as follows:

Amounts
Assets:
Inventory	$143,423
Other Current Assets/(Liabilities), net	(3,068)
Property and Equipment	127,600
Intangible Asset – Thinking Tree Trade Name	490,000
Intangible Asset – Thinking Tree Customer Relationships	360,000
Goodwill	636,997
Total Assets	$1,754,952
Liabilities:
Accounts Payable and Other Current Liabilities	$42,739
SBA Loan	389,875
Other Non-Current Liabilities	17,449
Total Liabilities	450,063
Total Purchase Consideration	$1,304,889

In conjunction with the acquisition, for the quarter ended March 31, 2024, the Company recorded estimated fair values of $1,254,889 for payments in the form of Company common stock (including $670,686 in common stock of the Company and $584,203 in estimated future contingent payments). The acquisition was recorded at estimated fair values, based on the payments made, and a fair value probability applied to the contingent earn out payments. The fair value of the acquisition will be re-measured for each subsequent reporting period until resolution of the contingent earn out payments, and any increases or decreases in fair value will be recorded in the income statement as an operating loss or gain. The recorded fair value of the acquisition was reviewed as of June 30, 2024, with a decrease in valuation for the contingent earn out payments to $127,076 and decrease in fair value recorded in the income statement as an operating gain of $457,127. The recorded fair value of the acquisition was reviewed as of September 30, 2024, with no change in fair value deemed necessary.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)

Under the terms of the TTS acquisition, TTS shareholders will be eligible to receive contingent earn out payments from the Company through February 21, 2027 of:

●	Up to $800,000 per year (payable in Company common stock) in each of the first 3 years post acquisition with the final closing date on December 31, 2026 (for an aggregate of up to $2,400,000), calculated as $1.00 worth of Company common stock for every $1.00 of revenue of TTS brands and activities that exceed the previous year’s TTS associated revenue. Shortfalls in years 1 and 2 to be caught up in years 2 and/or 3, if revenues are then sufficient.

●	$395,000 if TTS is successful in securing an agreement for a new tasting room location, to be branded TTS and Heritage Distilling, or as a Company approved sub-brand or collective brand, within a certain confidential retail location in Portland OR within 3 years, TTS shareholders will receive an additional $395,000, payable at HDHC’s election either in cash or in shares of the Company’s common stock (based on closing price 30 days post opening of such location).

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones.

Intangible assets were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The fair values of intangible assets were estimated based on various valuation techniques including the use of discounted cash flow analyses, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. These valuation inputs included estimates and assumptions about forecasted future cash flows, long-term revenue growth rates, and discount rates. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on an accelerated basis over the projected pattern of economic benefits of approximately 6 to 10 years.

As described in more detail above, Intangible Assets and Goodwill related to the TTS acquisition are composed of the following as of September 30, 2024:

	Life	Cost	Accumulated Amortization	Accumulated Impairment Charge	Net
Intangible Assets:
Thinking Tree Trade Name	6 years	$490,000	$20,539	$—	$469,461
Thinking Tree Customer Relationships	10 years	360,000	11,444	$—	$348,556
Goodwill – Thinking Tree Acquisition	N/A	636,997	N/A	$—	$636,997
Total		$1,486,997	$31,983	$—	$1,455,014

There were no intangible assets or goodwill as of December 31, 2023.

Thinking Tree Spirits Dissenters’ Rights Process: In July 2024 three Thinking Tree Spirits shareholders served their notice to exercise dissenters’ rights under Oregon law. Dissenters’ rights statutes allow a party opposed to certain transactions to demand payment in cash for the value of their interests held rather than receive shares in the resulting entity. Parties can either agree upon a negotiated value or a dissenter who does not believe they are being fairly compensated for the value of their interests may seek a judicially determined value. In the case of a private entity, or a transaction involving private companies with no public clearing price for their stock, certain methods, models and assumptions are used to attempt to estimate or derive a fair market value. The statutory deadline has passed for any other Thinking Tree Spirits shareholders to claim dissenter’s rights.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)

The amount being sought by the dissenters would consume most, if not all, of the amount in stock paid in the transaction, and management believes the amount of compensation they are seeking is too high.

Because this process creates uncertainty related to how many net Heritage shares are owed to the remaining Thinking Tree Spirits shareholders, management has made the decision to place any Heritage shares of stock that were to go to Thinking Tree Spirits shareholders in escrow until the matter is resolved. Likewise, any make-up shares that we assumed were to be issued at the close of the Company’s initial public offering will also be held in escrow until the same final value determination is made. This is to ensure Heritage is not double paying for the company in both shares and cash.

To the extent any amount of cash is due to the three dissenters from Heritage, management will deduct that from the total amount of consideration that had been agreed upon for the Thinking Tree Spirits acquisition, and the remaining amount due to the remaining Thinking Tree Spirits shareholders, if any, will be then paid in Heritage shares at the agreed upon transaction price per share in the original transaction. Any unused Heritage shares will be returned to the treasury and will not be considered outstanding. So long as these shares are held in escrow they will not be eligible for trading or voting.

NOTE 11 — LEASES

The Company adopted ASC Topic 842 on January 1, 2022 using the modified retrospective approach. Comparative information has not been restated and continues to be reported under ASC Topic 840, Leases, which was the accounting standard in effect for those periods. The Company has operating leases for corporate offices, warehouses, distilleries, tasting rooms and certain equipment which have been accounted for using the adopted standard. The Company’s operating lease terms include periods under options to extend or terminate the operating lease when it is reasonably certain that the Company will exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally uses the base, non-cancelable lease term when determining the operating lease ROU assets and lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.

The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for leases for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost:
Amortization of Right-of-Use Assets (finance)	$4,137	$7,151	$18,441	$22,147
Interest on Finance Lease Liabilities	—	8	—	275
Operating lease cost(1)	359,135	375,530	1,103,053	1,119,356
Total lease cost	$363,272	$382,689	$1,121,494	$1,141,778

(1)	Included in “Cost of sales”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.

Heritage Distilling Holding Company, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 11 — LEASES (cont.)

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of September 30, 2024 and 2023, respectively:

	September 30,
	2024	2023
Weighted-average remaining lease term – operating leases (in years)	5.5	6.2
Weighted-average discount rate – operating leases	22%	22%

The Company’s ROU assets and liabilities for operating leases were $3,446,225 and $4,102,077, respectively, as of September 30, 2024. The ROU assets and liabilities for operating leases were $3,658,493 and $4,376,630, respectively, as of December 31, 2023. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.

Maturities of lease liabilities for the remainder of 2024 and the years through 2028 and thereafter are as follows:

Amounts
Years Ending
$353,212
2025	1,313,344
2026	1,254,722
2027	1,237,902
2028	1,225,327
thereafter	1,887,780
Total lease payments	$7,272,287
Less: Interest	(3,170,210)
Total Lease Liabilities	$4,102,077

NOTE 12 — COMMITMENTS AND CONTINGENCIES

As an inducement to obtain financing in 2022 and 2023 through convertible notes, the Company agreed to pay a portion of certain future revenues we may receive from the sale of FBLLC or the Flavored Bourbon brand to the investors in such financings in the amount of 150% of their subscription amount for an aggregate of approximately $24,495,000. See Note 5 — Payment Upon Sale of Flavored Bourbon, LLC.

In July 2024, three Thinking Tree Spirits shareholders served their notice to exercise dissenters’ rights under Oregon law Dissenters’ rights statutes. (See Note 16.)

The Company maintains operating leases for various facilities. See Note 11, Leases, for further information.

Litigation — From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES (cont.)

As of September 30, 2024 and December 31, 2023, the Company has not been subject to any pending litigation claims.

Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 14).

NOTE 13 — RETIREMENT PLAN

The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the nine months ended September 30, 2024 and 2023.

NOTE 14 — RELATED-PARTY TRANSACTIONS

Management Agreement

On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc., to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of HDHC. For each of the three months ended September 30, 2024 and 2023, the Company expensed a management fee of $45,000 and $45,000, respectively; and for each of the nine months ended September 30, 2024 and 2023, the Company expensed a management fee of $135,000 and $135,000, respectively, to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and depreciation expense, as defined in the management agreement.

2022 and 2023 Convertible Notes

During 2022, the Company issued multiple unsecured convertible promissory notes under the terms of the 2022 Notes to a related party who is a current shareholder of the Company and owns more than 10% of the Company’s outstanding common stock as of September 30, 2024 and December 31, 2023 and 2022. The aggregate principal sum of the related party convertible 2022 Notes was $6,311,250 with an aggregate cash proceed of $4,675,000 (see Note 5). Concurrent with the execution of the 2022 Notes, the Company issued warrants to the related party in an amount equal to 50% of the cash proceeds from the convertible notes (see Note 7). The Company initially allocated the $4,675,000 aggregate cash proceeds from the related party to the convertible 2022 Notes and the associated warrants on their respective issuance dates in the aggregate amounts of $4,422,379 and $252,621, respectively.

During 2023, the Company issued multiple additional unsecured convertible promissory notes under the terms of the 2023 Notes to the same related party for a principal sum of $3,982,500 with a cash proceed of $2,950,000 (see Note 5).

As of September 30, 2024, the fair value of the related party convertible notes and warrant liabilities was $8,783,749 and $367,401, respectively. As of December 31, 2023, the fair value of the related party convertible notes and warrant liabilities was $17,220,203 and $340,918, respectively.

In October 2023, the related party agreed to exchange its then held 2022 and 2023 Convertible Promissory Notes for 1,717,559 shares of common stock. (See Note 5 — Exchange of 2022 and 2023 Convertible Promissory Notes.)

As of September 30, 2024, $3,247,425 of Whiskey Special Ops 2023 Notes were held by the related party, plus 254,562 warrants to purchase common stock, calculated using a then estimated IPO price of $5.00 per share. As of December 31, 2023, $800,000 in principal of the Whiskey Special Ops 2023 Notes were held by the related party, plus 91,200 warrants to purchase common stock, calculated using a then estimated IPO price of $5.00 per share. On February 29, 2024, the related party agreed to exchange its then held Whiskey Notes and related warrants for 1,203,783 shares of common stock under the terms of the most recent round of 2023 Convertible Notes and the aforementioned warrants were terminated. (See Note 5.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 14 — RELATED-PARTY TRANSACTIONS (cont.)

2023 Barrel Production Contract

During 2023, the Company entered into a distilled spirits barreling production agreement with the related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500 and subsequently exchanged (contingent upon the consummation of the Company’s initial public offereing) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock.

Factoring Agreement(s)

In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with the related party, with fees of 10% (or $10,000) and $1,000 for every 2 weeks payment remains overdue. Payment under the factoring agreement is due the earlier of: within 3 days of receipt of payment under the factored accounts receivable; the achievement of certain fundraising milestones; or June 15, 2024. As of June 30, 2024 the factoring agreement remained unpaid. In July 2024, the investor agreed to exchange his interest in the factoring agreement of $113,285 into a subscription for the purchase of 11,328 shares of Series A Preferred Stock and 5,092 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per shares at which the Company’s common stock is sold in the Company’s initial public offering (the “$5.00 Warrants”), and 29,705 warrants at $6.00 per share (the “$6.00 Warrants”) and related warrants. (See Note 16.) Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 5,092 warrants at $5.00 per share were recalculated and reissued as 6,366 warrants at $4.00 per share. (See Note 16.)

As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 2024 accounts receivable factoring arrangement with fees of 10% (or $29,966) and $1,000 (separately, to each of the two investors) for every 2 weeks payment remains overdue. Additionally, the two investors received five year warrants to purchase an aggregate of 66,549 shares of common stock at $6.00 per share (or cashlessly following a standard cashless exercise formula). (See Note 16.) Of the total July 2024 accounts receivable factoring agreement, $166,667 and 44,333 of the warrants are with the related party, Payment under the factoring is due the earlier of: within 3 days of receipt of payment under the factored receivable; the achievement of certain fundraising milestones; or August 15, 2024. Effective July 31, 2024, the investors agreed to exchange their interests in the factoring agreement of $329,633, including accrued fees and related warrants, for an aggregate of 32,963 shares of Series A Preferred Stock, 14,891 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the Company’s common stock is sold in the Company’s initial public offering (the “$5.00 Warrants”), and 86,864 warrants at $6.00 per share (the “$6.00 Warrants”). (Including $166,667 received from the related party, which was exchanged for 18,333 shares of Series A Preferred Stock, 8,241 related $5.00 Warrants, and 48,073 related $6.00 Warrants.) (See Note 16.) Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 14,891 warrants at $5.00 per share were recalculated and reissued as 18,614 warrants at $4.00 per share, and the 8,241 related party warrants at $5.00 per share were recalculated and reissued as 10,301 warrants at $4.00 per share. (See Note 16.)

In September 2024, the $6.00 Warrants discussed above and in Note 9 (including 321,026 $6.00 Warrants from the related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $6.00 Warrants exchanged for Series A preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $6.00 Warrant, using a Black-Scholes Valuation model with an estimated IPO stock price of $5.00 per share and exercise price of $6.00 per share.

In September 2024, the Company purchased 50 barrels of premium aged whiskey from the related party for $110,600, or $2,212 per barrel (comprised of $495 per barrel and $1,717 of spirits, for an aggregate total of $24,750 to fixed assets and $85,850 to inventory). The $110,600 was paid by the Company in the form of 11,060 shares of Series A Preferred Stock and 5,530 related warrants to purchase common stock at the lesser of $5.00 per share or the price per shares at which the Company’s common stock is sold in the Company’s initial public offering. Subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, the 5,530 warrants at $5.00 per share were recalculated and reissued as 6,913 warrants at $4.00 per share. (See Note 16.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 14 — RELATED-PARTY TRANSACTIONS (cont.)

In October 2024, the Company sold 250 barrels of aged whiskey to the related party for $166,667. Under the terms of the sale, in the event the related party resells the barrels back to the Company, the resell prices shall be the price paid per barrel under the agreement plus a 15% simple annual interest rate of 1.25% per month from the date the related party purchased the barrels from the Company. The Company also agreed to store the barrels for the related party at no fee until the related party sells the barrels to either the Company or a third party.

On November 22, 2024 (Subsequent to September 30, 2024, and prior to the Company’s initial public offering on November 25, 2024), the related party exchanged 250,000 shares of common stock for 250,000 prepaid warrants to purchase common stock.

NOTE 15 — BASIC AND DILUTED NET LOSS PER SHARE

The Company computes basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. The Company computes diluted net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards and exercisable common stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-converted method. The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended September 30,
	2024	2023
Basic earnings per share of common stock:
Net Income (Loss) for the period	$(3,432,931)	$(3,430,047)
Preferred stock dividend	(111,650)	-
Net income (loss) for the period – basic	$(3,544,581)	$(3,430,047)

Weighted average number of shares of common stock - basic	441,933	381,518
Net Income (Loss) per share of common stock - basic	$(8.02)	$(8.99)

Diluted earnings per share of common stock:
Net income (loss) for the period - basic	$(3,544,581)	$(3,430,047)
Change in fair value of dilutive convertible notes	-	-
Change in fair value of dilutive warrants	-	-
Net Income (loss) for the period - diluted	$(3,544,581)	$(3,430,047)

Weighted average number of shares of common stock - basic	441,933	381,518
Convertible notes	-	-
Warrants	-	-
Weighted average number of shares of common stock - diluted	441,933	381,518

Net Income (Loss) per share of common stock - diluted	$(8.02)	$(8.99)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 15 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)

	For the Nine Months Ended September 30,
	2024	2023
Basic earnings per share of common stock:
Net Income (Loss) for the period	$5,426,409	$(31,641,742)
Preferred stock dividend	(125,187)	-
Net income (loss) for the period - basic	$5,301,222	$(31,641,742)

Weighted average number of shares of common stock - basic	428,558	381,518
Net Income (Loss) per share of common stock - basic	$12.37	$(82.94)

Diluted earnings per share of common stock:
Net income (loss) for the period - basic	$5,301,222	$(31,641,742)
Change in fair value of dilutive convertible notes	(17,801,538)	-
Change in fair value of dilutive warrants	(1,794,334)	-
Net Income (loss) for the period - diluted	$(14,294,650)	$(31,641,742)

Weighted average number of shares of common stock - basic	428,558	381,518
Convertible notes	3,819,542	-
Warrants	331,722	-
Weighted average number of shares of common stock - diluted	4,579,822	381,518

Net Income (Loss) per share of common stock - diluted	$(3.12)	$(82.94)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following number of shares of common stock from the potential exercise or conversion of outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three and Nine Months Ended September 30,
	2024	2023
ISOs	6,011	6,187
RSUs	243,089	117,004
Equity-classified Warrants	337,495	70,308
Liability-classified Warrants 2022 Notes	908,334	59,221
Convertible Notes	2,946,015	144,524
Preferred Stock	1,065,296	0
Total	5,506,240	397,244

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 16 — SUBSEQUENT EVENTS

For its condensed consolidated financial statements as of September 30, 2024 and for the period then ended, the Company evaluated subsequent events through the date these financial statements were issued. Other than the items noted below, there were no subsequent events identified for disclosure as of the date the financial statements were issued.

Subsequent to September 30, 2024, on November 25, 2025, the Company consummated its IPO whereby it sold a total of 1,687,500 shares of common stock, at an offer price of $4.00 per share. The Company received net proceeds from the IPO of $5,960,000 after deducting underwriting discounts and commission of $790,000.

Concurrent with the closing of the IPO on November 25, 2024, the Company consummated a private offering to certain of its existing security holders, of common stock warrants to purchase an aggregate of up to 382,205 shares of common stock (the “Common Warrants”) at an exercise price of $0.01 per share. The Common Warrants were sold in such private placement for a purchase price of $3.99 per Common Warrant, which was equal to the $4.00 price per share at which the common stock was sold in the IPO offering less the $0.01 exercise price. The Company received net proceeds from the private offering of Common Warrants of $1,397,998 after deducting underwriting discounts and commission of $127,000. The Common Warrants are immediately exercisable and will expire five years from the date of issuance. Subject to limited exceptions, a holder of Common Warrants will not have the right to exercise any portion of its Common Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company offered the Common Warrants to enable certain existing securityholders of the Company that were expected to participate in the offering to maintain their percentage ownership interest in the Company without violating the purchaser concentration rules of Nasdaq applicable to initial public offerings of common stock. The Common Warrants and the shares of common stock issuable upon exercise of such warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Concurrent with the closing of the IPO on November 25, 2024, any contingencies disclosed above related to the accounting treatment recognizing the conversion of debt to equity for the following private transactions were lifted as a result of the IPO (see Notes 5, 6, 7 and 8):

a)	The 2022 and 2023 Convertible Promissory Notes which were previously exchanged for 3,312,148 shares of common stock and 507,394 prepaid warrants to purchase common stock (See Notes 5 and 14);

b)	The 2023 Series — Convertible Whiskey Special Ops 2023 Notes and related warrants which were previously exchanged for 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock (See Notes 5 and 14);

c)	The $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants, which was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 24,979 warrants to purchase shares of common stock at $4.00 per share (including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 16,667 warrants). (See Notes 6 and 14.)

d)	The $250,000 received from an investor under the terms of a July 2024 accounts receivable factoring agreement, including accrued fees, which was exchanged for 27,700 shares of Series A Preferred Stock, including 15,625 warrants to purchase shares of common stock at $4.00 per share. (See Notes 6 and 14.)

In addition to the Common Warrants discussed above, pursuant to the Underwriting Agreement dated November 21, 2024, by and between the Company and the underwriters named therein (the “Representative”), we issued 84,375 of Representative’s Warrants to the Representative with an initial exercise date on or after May 24, 2025, an exercise price of $4.00 per share, and an expiration date of November 21, 2029.

Subsequent to September 30, 2024, the Company’s 2024 Equity Incentive Plan (authorizing up to 2,500,000 shares of common stock to be issued) (the “2024 Plan”) was approved by the Board of Directors and stockholders, and became effective upon the Company’s November 25, 2024 initial public offering.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 16 — SUBSEQUENT EVENTS (cont.)

Under the terms of the February 21, 2024 TTS acquisition, the Company paid the shareholders of TTS $670,686 using common stock of the Company at a negotiated price of $13.16 per share (or 50,972 shares), subject to a true-up provision (to the price per share of the common stock in the Company’s anticipated IPO, if lower — estimated at $5.00 as of September 30, 2024, or 134,137 shares of common stock) that expired on August 31, 2024. ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount. In September 2024, the Company extended the true-up provision under the terms of the TTS stock sale from August 31, 2024 to the date of settlement of the Thinking Tree Spirits Dissenters Rights Process, resulting in the delay in reclassifying the TTS purchase price liability to equity (under ASC-480). (See also Note 10). Once the final determination is made on the amount owed to dissenters, if any, that amount will be deducted from the true-up amount and the resulting number of shares of common stock will be issued at the price per share of the common stock in the Company’s initial public offering (which was consummated subsequent to September 30, 2024, upon the November 25, 2024 initial public offering at $4.00 per share, which will result in the $670,686 being paid by 167,671 shares of common stock, an increase of 116,699 shares over the 50,972 shares previously paid).

In October 2024, the Company sold 250 barrels of aged whiskey to a related party for $166,667. Under the terms of the sale, in the event the related party resells the barrels back to the Company, the resell prices shall be the price paid per barrel under the agreement plus a 15% simple annual interest rate of 1.25% per month from the date the related party purchased the barrels from the Company. The Company also agreed to store the barrels for the related party at no fee until the related party sells the barrels to either the Company or a third party.

In October 2024, the holders of the 2022 and 2023 Convertible Promissory Notes that had entered into a Subscription Exchange Agreement to exchange into equity the value of their 2022 and 2023 Convertible Notes (with all accrued interest and fees through, and effective as of, June 30, 2023) extended the date by which the holders would have the right to exchange the common stock issued under the Subscription Exchange Agreement for promissory notes (the “New Notes”) on terms substantially similar to the Notes exchanged (contingent upon the consummation of the Company’s initial public offering) if the Company has not listed the common stock on a national or international securities exchange from October 31, 2024 to February 28, 2025.

On November 22, 2024 (Subsequent to September 30, 2024, and prior to the Company’s initial public offering on November 25, 2024), a related party exchanged 250,000 shares of common stock for 250,000 prepaid warrants to purchase common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q. Unless the context otherwise requires, for the purposes of this section, “Heritage,” “we,” “us,” “our,” or the “Company” refer to Heritage Distilling Holding Company, Inc. and its subsidiaries.

Business Overview

We are a craft distiller producing, marketing and selling a diverse line of award-winning craft spirits, including whiskeys, vodkas, gins, rums, and “ready-to-drink” canned cocktails. We recognize that taste and innovation are key criteria for consumer choices in spirits and innovate new products for trial in our company-owned distilleries and tasting rooms. We believe we have developed differentiated products that are responsive to consumer desires for rewarding and novel taste experiences.

We compete in the craft spirits segment, which is the most rapidly-growing segment of the overall $288 billion spirits market. According to the American Craft Spirits Association, a craft distillery is defined generally as a distillery that produces fewer than 750,000 gallons annually and holds an ownership interest of 51% or more of a distilled spirits plant that is licensed by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury. According to the Craft Spirits Global Market Report 2023 of Grand View Research, the craft spirits segment had revenues of more than $21.4 billion in 2023 and is estimated to grow at a compound annual growth rate (“CAGR”) of 29.4% between 2024 and 2030. We believe we are well positioned to grow more than the growth rate of the market by increasing our marketing efforts, increasing the size of our sales teams and broadening our wholesale distribution.

Out of the more than 2,600 craft producers in North America, we have been recognized with more awards for our products from the American Distilling Institute, the leading independent spirits association in the U.S., than any other North American craft distiller for each of the last ten years. Plus, numerous other Best of Class, Double Gold and Gold medals from multiple national and international spirits competitions. We are one of the largest craft spirits producers on the West Coast based on revenues and are developing a national reach in the U.S. through traditional sales channels (wholesale, on-premises and e-commerce) and our unique and recently-developed Tribal Beverage Network (“TBN”) sales channel. Based upon our revenues and our continued track record of winning industry awards in an increasingly competitive environment, we believe we are one of the leading craft spirits producers in the United States.

We sell our products through wholesale distribution, directly to consumers through our five owned and operated distilleries and tasting rooms located in Washington and Oregon and by shipping directly to consumers on-line where legal. Currently, we sell products primarily in the Pacific Northwest with limited distribution in other states throughout the U.S. In addition, in collaboration with Native American tribes, we have recently developed a new sales, manufacturing and distribution channel on tribal lands that we expect will increase and broaden the recognition of our brand as that network expands nationally.

Our growth strategy is based on three primary areas. First, we are focused on growing our direct-to-consumer (“DtC”) sales via shipping to legal purchasers to their homes where allowed. We currently use a three-tier compliant, third-party platform to conduct these sales and deliveries in 46 states in which approximately 96.8% of the U.S. population reside. This allows us to develop a relationship directly with the consumer through higher-margin sales while collecting valuable data about our best performing products. We can then use this data to target the consumer based on location, age, key demographics and product types. With the data collected, we can also retarget and resell to them generating more revenue.

Our DtC sales also support our second growth area, which entails growing our wholesale volume with our distributors through key national accounts both on-premises and off-premises. By building brand recognition for key products in selected regions or states through DtC sales, we can better support the wholesale launch, marketing and product pull-through of those products in partnership with wholesalers in those targeted states. While DtC sales result in singular high-margin sales, growing volume through wholesale distribution is the most efficient way to drive large-scale growth across retail chains.

Third, we are focused on expanded growth of our collaboration with Native American tribes through the TBN model we created. In concert with tribal partners, this sales channel includes Heritage-branded micro production hubs, Heritage-branded stores and tasting rooms and the sale of our products and new tribally-branded products. In the typical TBN collaboration, the tribes will own these businesses and we will receive a royalty on gross sales through licenses we grant to use our brands, products, recipes, programs, IP, new product development, on-going compliance support and the other support we provide. The TBN is expected to form a network of regional production hubs that will support product trials and sampling, and will generate sales of finished, intermediate and bulk spirits depending on location, equipment and market. Importantly, because these premium spirits will be produced locally, we believe the TBN will promote the positioning of our brands as local and regional. We expect that, as the brands grow and the TBN footprint expands, there will be an important synergy with increased adoption and growth through our wholesale channels in the regions where the TBN locations are driving trial and awareness. Similarly, as demand for our products grows through our wholesale channels, there should be a positive effect on the demand for our products through the tribal distilleries.

Key Factors Affecting Our Operating Results

Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:

Pricing, Product Cost and Margins

To date, most of our revenue has been generated by retail sales of our spirits in our retail tasting rooms and through our eCommerce platform. Having completed the construction of our existing production facilities and contracted with established distributors, we now intend to focus our production capacity, record of success in developing award-winning products, and a portion of the net proceeds from the Company’s IPO on the growth of our wholesale channel. Going forward, we expect to sell our products in a variety of vertical industry markets in partnership with our distributors across states and geographic regions. Pricing may vary by region due to market-specific dynamics and various layers of taxes applied by the states at the different steps of distribution and retail sales. As a result, our financial performance will depend, in part, on the mix of our sales in different markets during a given period and our ability to scale efficiently.

We have experienced inflation in some of our raw inputs, particularly in grains, bottles, cans and barrels. Some of these price increases began to moderate beginning in the second half of 2021, such as in grain. Grain prices increased due to supply chain issues associated with the war in Ukraine and the increased input cost of fertilizers tied to high natural gas prices. Grain prices have moderated as some additional sources of supply opened up and the market price for grain has come down from its recent historic highs. Aluminum prices for cans and bottles increased in 2021 and early 2022, but began to decline in the second half of 2022, and we were able to achieve more favorable pricing based on larger order quantities in late 2022. While glass bottle prices also increased, we were able to lock in pricing for two years at favorable prices in 2021. In 2023, our suppliers indicated their price increases were moderating and their supply chains were returning to normal. During the uncertain periods in 2021 and 2022, we elected to take possession of glass bottle quantities designed to last two years at favorable prices, insulating these costs to a measurable degree moving into 2024. The cost of oak barrels necessary for the aging of spirits escalated by approximately 30% since the beginning of 2022 due to the growing demand for barrels needed to age whiskey and constraints in the raw oak market. While constraints in the freight market caused historically high shipping rates, those shipping rates were returning to their previous levels until the subsequent bankruptcy announcements by several freight companies in the U.S. Those bankruptcies, when combined with high diesel prices and a lack of licensed drivers, continued to cause uncertainty in the freight markets. More recently we have seen freight prices moderate. Likewise, employees are facing financial stress as inflation hits them at home, and their desire for more compensation creates higher cost pressures on overall operations absent finding offsetting cost efficiencies. In addition, the annual minimum wage increases for hourly retail and production staff in the states in which we operate are higher than other parts of the U.S. Unlike singular commodity spikes in the recent past due to an isolated incident, or short-term supply chain issues, the confluences of these factors created pressure across all parts of our operations, requiring us to manage each aspect carefully. Finally, we have begun to see a change in the buying habits of consumers who are looking for “experiences” rather than buying “things,” and we believe consumers are electing to buy fewer but more premium items. As a result, we must re-examine how we engage with consumers at retail and online to ensure we stay relevant.

On the positive side, there is an excess of quality aged bourbon in Kentucky in which barrels have accumulated to never before seen levels as investors piled into the idea of owning barrels of whiskey and bourbon to capitalize on their price appreciation. As a result of the buildup of inventory we are seeing price fall for wholesale barrel sales, which works in our favor as we look to expand our Salute Series line of spirits. In some cases, the price for barrels of quality aged Kentucky bourbon in bulk have fallen by more than half, reducing our input costs for our most premium products. We view this as a tremendous arbitrage opportunity that works in our favor just as we expand our offerings under the Salute Series.

Continued Investment and Innovation

Our performance is dependent on our ability to continue to develop products that resonate with consumers. It is essential that we continually identify and respond to rapidly-evolving consumer trends, develop and introduce innovative new products, enhance our existing products, and generate consumer demand for our products. Management believes that investment in beverage product innovation will contribute to long-term revenue growth, especially in the premium and ultra-premium segments.

Key Components of Results of Operations

Net Sales

Our net sales consist primarily of the sale of spirits and services domestically in the United States. Customers consist primarily of wholesale distributors and direct consumers. Substantially all revenue is recognized from products transferred at a point in time when control is transferred, and contract performance obligations are met. Service revenue represents fees for distinct value-added services that we provide to third parties, including production, bottling, marketing, consulting and other services, including for the TBN, aimed at growing and improving brands and sales. Service revenue is recognized over the period in which the service is provided.

Cost of Sales

We recognize the cost of sales in the same manner that the related revenue is recognized. Our cost of sales consists of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities and personnel-related expenses associated with supply chain logistics.

Gross Profit and Gross Margin

Our gross profit is the difference between our revenues and cost of sales. Gross margin percentage is obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by several factors, including:

●	Market conditions that may impact our pricing;

●	Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;

●	Our capacity utilization and overhead cost absorption rates;

●	Our ability to maintain our costs on the components that go into the manufacture of our products; and

●	Seasonal sales offerings or product promotions in conjunction with plans created with our distributors or retail channels.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, our tasting room general managers and Cask Club directors, our hourly tasting room sales associates, the executives to whom all general managers report, and the executives whose primary function is sales or marketing, and rent and associated costs for running each tasting room. The expenses include our personnel responsible for managing our e-commerce platform, wages, commissions and bonuses for our outside sales team members who market and sell our products to distributors and retail end users and the associated costs of such sales. Sales and marketing expenses also include the costs of sports and venue sponsorships, radio, television, social media, influencers, direct mail and other traditional marketing costs, costs related to trade shows and events and an allocated portion of overhead costs. We expect our sales and marketing costs will increase as we expand our headcount, open new locations in partnership with tribes, expand our wholesale distribution footprint and initiate new marketing campaigns.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, insurance, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs. We expect our general and administrative expenses will increase on an absolute dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of our business. We expect that the one-time large costs associated with preparing our initial public offering will not need to be recurring expenses, allowing us to focus on baseline costs.

As of September 30, 2024, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 11,064 shares based upon the grant date with a fair value of $157.89 and 232,025 shares based upon the grant date with a fair value of $4.00. We will recognize an aggregate of $2,674,995, of previously-unrecognized compensation expense for RSU awards upon completion of the Company’s IPO. Included above are an aggregate of 232,025 RSUs to employees, directors and consultants that the Board of Directors approved in May 2024, with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the expiration of the lock-up agreements that were entered into in connection with the Company’s IPO.

Interest Expense

Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.

Change in Fair Value of Convertible Notes and Warrant Liabilities

We elected the fair value option for the convertible notes we issued in 2022 and 2023 (the “Convertible Notes”) and the warrants that were issued in connection with the Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value reported in our consolidated statements of operations as a component of other income (expense). We believe the fair value option better reflects the underlying economics of the Convertible Notes and the related warrants given their embedded conversion or exercise features. As a result, the Convertible Notes and the related warrants were recorded at fair value upon issuance and were subsequently, and will continue to be, remeasured at each reporting date until settled or converted. Accordingly, the Convertible Notes and the related warrants are recognized initially and subsequently (through and including their exchange for common stock, or in the case of the warrants, the fixing of their exercise price) at fair value, inclusive of their respective accrued interest at their stated interest rates, which are included in convertible notes on our consolidated balance sheets. The changes in the fair value of the Convertible Notes and related warrants are recorded as “changes in fair value” as a component of other income (expenses) in our consolidated statements of operations. The changes in fair value related to the accrued interest components of the Convertible Notes are also included within the single line of change in fair value of convertible notes on our consolidated statements of operations.

Changes in Fair Value of Investment in Flavored Bourbon, LLC

As of September 30, 2024 and December 31, 2023, we had a 12.2% and 15.1% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of September 30, 2024, a total of $9,791,360 of the $12 million had been raised, with the remainder targeted to be raised by the end of 2024. We retain a 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024.

Changes in Fair Value of Convertible Notes

As of September 30, 2024, the fair value of the Convertible Notes that were issued in 2022 and 2023 and were exchanged in October and November 2023 for a fixed number of shares of common stock and prepaid warrants, was revalued to $18,482,353, which reflected the impact of the then-anticipated pricing of the Company’s IPO of $5.00 per share in the valuation calculation methodology, resulting in a $17,801,538 decrease in the fair value of such notes. Upon the effectiveness of the Company’s IPO, the September 30, 2024 fair value of the Convertible Notes will be reclassified from a liability to equity in the aggregate amount of $18,482,353 (representing $15,278,168 of paid in capital from the 3,312,148 shares of common stock and 507,394 prepaid warrants for which the Convertible Notes were exchanged multiplied by the price per share of our common stock in the Company’s IPO of $4.00 per share, with the remaining $3,204,185 will be recorded as a gain for the decrease of the fair value of those Convertible Notes for the period from September 30, 2024 to the date of the closing of the Company’s IPO.

As of September 30, 2024, the fair value of the convertible notes issued in 2024 and related warrant liabilities, which notes and warrants were exchanged for 2,399,090 shares of common stock and 546,927 prepaid warrants in April 2024, was $14,283,752 and $18,658, respectively, which reflected the impact of the then-anticipated pricing in the Company’s IPO of $5.00 per share in the valuation calculation methodology. Upon the consummation of the Company’s IPO, the September 30, 2024 fair value of such convertible promissory notes and related warrant liabilities in the aggregate amount of $14,302,410 were reclassified from a liability to equity in the aggregate amount of $14,302,410 (representing $11,784,068 of paid in capital from the 2,399,090 shares of common stock and 546,927 prepaid warrants for which the Convertible Notes were exchanged multiplied by the $4.00 price per share of our common stock in the Company’s IPO, with the remaining $2,518,342 will be recorded as a gain for the decrease of the fair value of those convertible notes and related warrant liabilities for the period from September 30, 2024 to the date of the closing of the Company’s IPO.

As the exchange of the Convertible Notes to common stock was conditioned upon the closing of an initial public offering of our common stock prior to a specified date, the aggregate fair value of the Convertible Notes were reflected as a liability on our consolidated balance sheet until the closing of the Company’s IPO, at which time the Convertible Notes were reclassified from convertible notes payable to equity as the remaining contingency to the exchange of the Convertible Notes to common stock had been satisfied. With the satisfaction of that remaining contingency, the exchange of the convertible notes payable for common stock qualified for equity classification. See also Notes 5 and 16 to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 included elsewhere in this Form 10-Q.

Changes in Fair Value of Warrant Liabilities

We issued certain warrants for the purchase of shares of our common stock in connection with certain Convertible Notes and classified such warrants as liabilities on our consolidated balance sheet pursuant to ASC Topic 480 because, when issued, the warrants were to settle by issuing a variable number of shares of our common stock based on the then-unknown price per share of our common stock in the Company’s IPO. The warrant liabilities were initially recorded at fair value on the issuance date of each warrant and are subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized as a component of other income (expense) in the consolidated statements of operations. As originally drafted, changes in the fair value of the warrant liabilities are recognized until the warrants are exercised, expire or qualify for equity classification.

In April 2024, certain of such warrants and the related Convertible Notes were exchanged (contingent upon the consummation of our IPO) for common stock. The remaining warrants, which remained outstanding subsequent to the closing of our IPO, were amended to fix the exercise price at $6.00 per share effective upon the closing of our IPO, thereby removing the floating price optionality. See also Notes 5 and 16 to our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 included elsewhere in this Form 10-Q.

Income Taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Comparison of the Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023	Change
NET SALES
Products	$1,375,230	$1,189,414	$185,816
Services	386,204	898,616	(512,412)
Total Net Sales	1,761,434	2,088,030	(326,596)

COST OF SALES
Products	1,117,516	1,149,953	(32,437)
Services	14,175	222,423	(208,248)
Total Cost of Sales	1,131,691	1,372,376	(240,685)
Gross Profit	629,743	715,654	(85,911)

OPERATING EXPENSES
Sales and Marketing	1,271,063	1,469,778	(198,715)
General and Administrative	1,438,770	1,303,202	135,568
Total Operating Expenses	2,709,833	2,772,980	(63,147)
Operating Loss	(2,080,090)	(2,057,326)	(22,764)

OTHER INCOME (EXPENSE)
Interest Expense	(661,643)	(687,018)	25,375
Gain on investments	-	-	-
Change in Fair Value of Convertible Notes	(720,550)	(686,963)	(33,587)
Change in Fair Value of Warrant Liabilities	29,288	(2,605)	31,893
Change in fair value of contingency liability	-	-	-
Other Income	64	3,865	(3,801)
Total Other Expense	(1,352,841)	(1,372,721)	19,880
Income/(Loss) Before Income Taxes	(3,432,931)	(3,430,047)	(2,884)
Income Taxes	-	-	-
Net Income/(Loss)	$(3,432,931)	$(3,430,047)	$(2,884)

Net Income/(Loss) Per Share, Basic	$(8.02)	$(8.99)	$0.37

Weighted Average Common Shares Outstanding, Basic	441,933	381,518	47,040

Net Income/(Loss) Per Share, Diluted	$(8.02)	$(8.99)	$8.18

Weighted Average Common Shares Outstanding, Diluted	441,933	381,518	4,198,304

Net Sales

Net sales were approximately $1,761,000 and $2,088,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $327,000, or 15.7%, period over period. The decrease in net sales resulted primarily from:

●	an increase in product sales of approximately $186,000, or 15.6%, to approximately $1,375,000 for the three months ended September 30, 2024, compared to approximately $1,189,000 for the three months ended September 30, 2023, due mainly to the launch of the Salute Series product line in November 2023.

●	a decrease of approximately $512,000, or 57.1%, in services sales, to approximately $386,000 for the three months ended September 30, 2024 compared to approximately $899,000 for the three months ended September 30, 2023 resulting primarily from the termination of a modest third-party bottling contract in January 2024.

The decision in January 2024 to terminate the low margin production contract in favor of focusing our effort and resources on higher margin activities is demonstrating success, as we saw our gross margin of 34% for the quarter ending September 30, 2023 increase to 35% in the quarter ending September 30, 2024.

The approximately $186,000 net increase in products sales, period over period, included:

	Three Months Ended September 30, (rounded to $000’s)
Products Sales	2024	2023	Change
Wholesale	$492,000	$519,000	$(27,000)
Retail	845,000	670,000	175,000
Third Party	38,000	—	38,000
	$1,375,000	$1,189,000	$186,000

●	The approximately $175,000 increase in retail products sales was primarily a result of the launch of our Salute Series line in November 2023 that we continued to grow through the first nine months of 2024. As we worked through the preparation of our initial public offering, we were cash constrained, limiting our ability to keep some products in stock and our ability to fully focus on deploying our digital marketing strategy.

●	The approximately $38,000 increase in third-party products sales was primarily a result of our production of bulk spirits under contract for third parties as we moved our focus to high margin activities,

The approximately $513,000 decrease in net sales of services period over period included:

	Three Months Ended September 30, (rounded to $000’s)
Services Sales	2024	2023	Change
Third Party Production	$6,000	$255,000	$(249,000)
Retail Services	380,000	389,000	(9,000)
Consulting and Other	—	255,000	(255,000)
	$386,000	$899,000	$(513,000)

●	The approximately $249,000 decrease in third-party production resulted from the ending of a modest third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner; contract bottling services; and third-party barrel storage revenues. We expect our barrel storage revenue to continue to increase as more third-party barrels are put into our warehouse. We terminated our gin production contract in early January 2024 as we shifted our focus toward applying our resources in higher-margin activities under our own core brands and programs and reducing risks associated with hourly labor in certain markets.

●	The approximately $9,000 decrease in retail services included Cask Club sales increasing $27,000 and Cocktail orders in the tasting rooms increasing $49,000, offset by Tastings decreasing $18,000.

●	The approximately $255,000 decrease in Consulting and Other sales was primarily due to timing of projects and no TBN Consulting in the three months ended September 30, 2024.

Cost of Sales

Cost of sales were approximately $1,132,000 and $1,372,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $240,000, or 17.5%, period over period. The reduction in cost of sales resulted primarily from an approximately $240,000 decrease in services cost of sales, to approximately $14,000 for the three months ended September 30, 2024 compared approximately $222,000 for the three months ended September 30, 2023.

	Three Months Ended September 30, (rounded to $000’s)
Total Cost of Sales	2024	2023	Change
Products	$1,118,000	$1,150,000	$(32,000)
Services	14,000	222,000	(208,000)
	$1,132,000	$1,372,000	$(240,000)

The approximately $32,000 decrease in net products cost of sales period over period included: an increase in product cost of approximately $35,000 to approximately $636,000 for the three months ended September 30, 2024, from approximately $601,000 for the three months ended September 30, 2023 and a decrease in unabsorbed overhead of approximately $67,000 to approximately $482,000 as of September 30, 2024 from approximately $549,000 as of September 30, 2023. A decrease in unabsorbed overhead indicates a more efficient use of facilities and equipment, helping to increase the gross margin on each unit made. We began analyzing unabsorbed overhead as a separate component of cost of sales in 2022.

	Three Months Ended September 30, (rounded to $000’s)
Components of Products Cost of Sales	2024	2023	Change
Product Cost (from inventory)	$636,000	$601,000	$35,000
Overhead – Unabsorbed	482,000	549,000	(67,000)
	$1,118,000	$1,150,000	$(32,000)

	Three Months Ended September 30,
Components of Products Cost of Sales	2024	2023	Change
Product Cost (from inventory)	56.9%	52.3%	4.6%
Overhead – Unabsorbed	43.1%	47.7%	(4.6)%
	100.0%	100.0%	0.0%

The approximately $35,000 decrease in net products cost of sales period over period is further detailed as follows:

	Three Months Ended September 30, (rounded to $000’s)
Cost of Sales Products Sales	2024	2023	Change
Spirits – Wholesale	$347,000	$354,000	$(7,000)
Spirits – Retail	211,000	184,000	27,000
Spirits – Third Party	20,000	—	20,000
Merchandise and Prepared Food	58,000	63,000	(5,000)
Unabsorbed Overhead	482,000	549,000	(67,000)
	$1,118,000	$1,150,000	$(32,000)

●	The increase in spirits-retail of approximately $27,000 to approximately $211,000 for the three months ended September 30, 2024, from approximately $184,000 for the three months ended September 30, 2023.

●	The increase in spirits-third party of approximately $20,000 is due to new activity in the three months ended September 30, 2024 and no activity for the three months ended September 30, 2023.

●	Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, decreased by approximately $67,000 to approximately $482,000 for the three months ended September 30, 2024 compared to approximately $549,000 for the three months ended September 30, 2023, indicating an decrease in our underutilization of current production capacity, or in other words, a more efficient use of our resources in production. We expect that our unabsorbed overhead will decrease over time as our production volumes increase with increased sales, as our overhead expenses will be more fully allocated to increased levels of production.

Gross Profit

Gross profit was approximately $630,000 and $716,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $86,000, or 12%, period over period, and included:

	Three Months Ended September 30, (rounded to $000’s)
Total Gross Profit	2024	2023	Change
Products	$258,000	$40,000	$218,000
Services	372,000	676,000	(304,000)
	$630,000	$716,000	$(86,000)

	Three Months Ended September 30,
Total Gross Margin	2024	2023	Change
Products	18.8%	3.4%	15.4%
Services	96.4%	75.2%	21.2%
	35.8%	34.3%	1.5%

	Three Months Ended September 30, (rounded to $000’s)
Total Sales	2024	2023	Change
Products	$1,375,000	$1,189,000	$186,000
Services	386,000	899,000	(513,000)
	$1,761,000	$2,088,000	$(327,000)

●	Gross margin was approximately 35.8% and 34.3% for the three months ended September 30, 2024 and 2023, respectively, based upon total net sales of approximately $1,761,000 and $2,088,000, respectively. As we add more Salute Series sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024. Moving forward, management is focusing on higher-margin activities, which we expect will increase our overall margins.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $1,271,000 for the three months ended September 30, 2024 compared to approximately $1,470,000 for the three months ended September 30, 2023. This approximately $199,000 decrease included:

	Three Months Ended September 30, (rounded to $000’s)
Sales and Marketing Expense	2024	2023	Change
Personnel	$764,000	$781,000	$(17,000)
Tasting Room	39,000	27,000	12,000
Leases and Rentals	189,000	159,000	30,000
Sales and Marketing Expenses	79,000	289,000	(210,000)
Other	200,000	214,000	(14,000)
	$1,271,000	$1,470,000	$(199,000)

●	The approximately $17,000 decrease in personnel expense was primarily a result of a decrease of two full-time marketing and retail administration staff in May 2023.

●	The approximately $30,000 increase in leases and rentals expenses was primarily due to; the opening of our Thinking Tree retail location in April 2024, eCommerce space no longer needed due to outsourcing and moved to G&A, Adjustment in 2023 for Ballard, Washington retail location closing.

●	The approximately $210,000 decrease in sales and marketing expenses included: an increase in digital advertising production expense, which was offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform; two large sports sponsorships that were put under contract before COVID-19 shutdowns went into effect, which contracts were reinstated in 2022 and 2023, could not be cancelled and are not being renewed for 2024 or beyond.

We note the gross profits during the period ended September 30, 2024 was lower by just $86,000 compared to the same period ending Septebmer 30, 2023, even though our sales and marketing expenses were lower by $199,000 for the 2024 period versus the same period in 2023. This indicates we are getting more efficient at driving high quality revenue while being conscious of the costs associated with marketing and selling those goods.

General and Administrative Expenses

General and administrative expenses were approximately $1,439,000 for the three months ended September 30, 2024, compared to approximately $1,303,000 for the three months ended September 30, 2023. This approximately $136,000 increase included:

	Three Months Ended
	September 30,
	(rounded to $000’s)
General and Administrative Expense	2024	2023	Change
Personnel	$529,000	$486,000	$43,000
Recruiting and retention	6,000	3,000	3,000
Professional Fees	255,000	165,000	90,000
Leases and Rentals	126,000	173,000	(47,000)
Depreciation	253,000	255,000	(2,000)
Other	270,000	221,000	49,000
	$1,439,000	$1,303,000	$136,000

●	The approximately $43,000 increase in personnel expense was primarily a result of increasing staff 1 executive officer in March 2024 and rate increases administrative and management level staffs.

●	The approximately $47,000 decrease in leases and rentals was primarily the result of our Ballard lease terminating April 2024.

●	The approximately $49,000 increase in other general and administrative expenses was primarily due to; utility credits for closed tasting room, Capitol Hill (Seattle), in July 2023, travel, insurance and other expenses.

●	The approximately $90,000 increase in professional fees expense included:

	Three Months Ended
	September 30,
	(rounded to $000’s)
Professional Fees	2024	2023	Change
Accounting and Valuation Services	$69,000	$12,000	$57,000
Legal	68,000	95,000	(27,000)
Other	118,000	58,000	60,000
	$255,000	$165,000	$90,000

●	A majority of our professional fees expense in the three months ended September 30, 2024 and 2023 were incurred as a result of general preparedness of our financial reporting and capital structure for an SEC filing event, including for our IPO. Accordingly, within that context, most of our professional fees expense and changes in expense levels between the respective year-over-year periods were as follows:

●	The approximately $57,000 increase in accounting and valuation services expenses included an increase in auditing services and valuations completed within three months ended September 30, 2024.

●	The approximately $27,000 decrease in legal fees was primarily the result of less legal work in the three months ended September 30, 2024 compared to legal work in the three months ended September 30, 2023 related to work associated with the preparation of related filings with the SEC.

●	The approximately $60,000 increase in other professional fees was primarily the result of outsourcing human resources and payroll transition and public relations work during the three months ended September 30, 2024.

Interest Expense

Interest expense decreased by approximately $25,000 to approximately $662,000 for the three months ended September 30, 2024, compared to approximately $687,000 for the three months ended September 30, 2023. The increase was partly due to PPP loan, for the three months ended September 30, 2024, interest expense of $6,000 was accrued on the PPP loan, while $80,000 accrual was recorded for the three months ended September 30, 2023. This is offset for the three months ended September 30, 2024, interest $59,000 were accrued on Factoring Agreements and subsequently converted to Preferred Stock in July and September 2024, which were classified as an interest expense.

Income Taxes

The provision for income taxes for the three months ended September 30, 2024 and 2023 was immaterial, primarily as we were in a net loss position for those periods.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023	Change
Net Sales
Products	$4,051,087	$3,372,935	$678,152
Services	1,258,820	2,152,449	(893,629)
Total Net Sales	5,309,907	5,525,384	(215,477)

Cost of Sales
Products	3,428,979	3,459,750	(30,771)
Services	94,852	675,046	(580,194)
Total Cost of Sales	3,523,831	4,134,796	(610,965)
Gross Profit	1,786,076	1,390,588	395,488

Operating Expenses
Sales and Marketing	3,758,713	4,563,346	(804,633)
General and Administrative	4,632,016	6,003,594	(1,371,578)
Total Operating Expenses	8,390,729	10,566,940	(2,176,211)
Operating Loss	(6,604,653)	(9,176,352)	2,571,699

Other Income (Expense)
Interest Expense	(1,897,299)	(1,892,563)	(4,736)
Gain on investments	3,421,222	—	3,421,222
Change in Fair Value of Convertible Notes	8,324,198	(20,230,983)	11,906,785
Change in Fair Value of Warrant Liabilities	1,734,308	(345,709)	2,080,017
Changes in Fair Value of Acquisition Contingency	457,127	—	457,127
Other Income	656	3,865	(3,209)
Total Other Expense	12,040,212	(22,465,390)	34,505,602
Income/(Loss) Before Income Taxes	5,435,559	(31,641,742)	37,077,301
Income Taxes	(9,150)	—	(9,150)
Net Income/(Loss)	$5,526,409	$(31,641,742)	$37,168,151
Net Income/(Loss) Per Share, Basic	$12.05	$(82.94)	$94.99
Weighted Average Common Shares Outstanding, Basic	428,558	381,518	47,040

Net Income/(Loss) Per Share, Diluted	$(3.15)	$(82.94)	$79.79

Weighted Average Common Shares Outstanding, Diluted	4,579,822	381,518	4,198,304

Net Sales

Net sales were approximately $5,310,000 and $5,525,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $215,000, or 3.9%, period over period, the bulk of which decrease was in the quarter period ending September 30. 2024 as we managed through several out of stock issues on key products. The decrease in net sales resulted primarily from:

●	an increase in product sales of approximately $678,000, or 20.1%, to approximately $4,051,000 for the nine months ended September 30, 2024, compared to approximately $3,373,000 for the nine months ended September 30, 2023, due mainly to the launch of the Salute Series product line in November 2023. This increase would have been greater except for the closure of our Ballard, Washington retail location in late March 2023, which generated a full quarter of retail tasting room revenue in 2023, while the nine months ended September 30, 2024, included none of that revenue.

●	a decrease of approximately $894,000, or 41.5%, in services sales, to approximately $1,259,000 for the nine months ended September 30, 2024 compared to approximately $2,152,000 for the nine months ended September 30, 2023 resulting primarily from the termination of a third-party bottling contract in January 2024, which we strategically terminated so that we could focus on higher margin activities.

We note that total sales for the nine months ended September 30, 2024 would have been higher than total sales in the nine months ended September 30, 2023 had we not closed our Ballard, Washington tasting room in March of 2023 in connection with our decision not to renew the lease for that facility and if we have chosen to keep the low margin third party production contract in place rather than terminate it in January 2024. We believe this demonstrates that 2023 and 2024 were periods of stabilization in anticipation of new product launches and new markets to begin our growth after the conclusion of our initial public offering.

The approximately $678,000 net increase in products sales, period over period, included:

	Nine Months Ended September 30, (rounded to $000’s)
Products Sales	2024	2023	Change
Wholesale	$1,299,000	$1,306,000	$(7,000)
Retail	2,526,000	1,839,000	687,000
Third Party	226,000	228,000	(2,000)
	$4,051,000	$3,373,000	$678,000

●	The approximately $687,000 increase in retail products sales was primarily a result of the launch of our Salute Series line in November 2023. This increase would have been greater except for the closure of our Ballard, Washington retail location in late March 2023, which generated almost a full quarter of retail tasting room revenue in 2023, while the nine months ended September 30, 2024, included none of that revenue.

●	The approximately $2,000 decrease in third-party products sales was primarily a result of reducing the production of low margin bulk spirits under contract for third parties.

The approximately $894,000 decrease in net sales of services period over period included:

	Nine Months Ended September 30, (rounded to $000’s)
Services Sales	2024	2023	Change
Third Party Production	$124,000	$814,000	$(690,000)
Retail Services	1,044,000	991,000	53,000
Consulting and Other	91,000	348,000	(257,000)
	$1,259,000	$2,153,000	$(894,000)

●	The approximately $690,000 decrease in third-party production resulted from the ending of a low margin third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner; contract bottling services; and third-party barrel storage revenues. We expect our barrel storage revenue to continue to increase as more third-party barrels are put into our warehouse. We terminated our gin production contract in early January 2024 as we shifted our focus toward applying our resources in higher-margin activities under our own core brands and programs and reducing risks associated with hourly labor in certain markets.

●	The approximately $53,000 increase in retail services sales included Cask Club sales increasing by approximately $27,000 and Cocktail orders in the tasting rooms increasing by approximately $49,000, offset by sales of Tastings decreasing by approximately $18,000.

Cost of Sales

Cost of sales were approximately $3,524,000 and $4,135,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $611,000, or 14.8%, period over period. The reduction in cost of sales resulted primarily from an approximately $580,000 decrease in services cost of sales, to approximately $95,000 for the nine months ended September 30, 2024 compared approximately $675,000 for the nine months ended September 30, 2023.

	Nine Months Ended September 30, (rounded to $000’s)
Total Cost of Sales	2024	2023	Change
Products	$3,429,000	$3,460,000	$(31,000)
Services	95,000	675,000	(580,000)
	$3,524,000	$4,135,000	$(611,000)

The approximately $31,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $135,000 to approximately $1,775,000 for the nine months ended September 30, 2024, from approximately $1,910,000 for the nine months ended September 30, 2023 and an increase in unabsorbed overhead of approximately $105,000 to approximately $1,654,000 as of September 30, 2024 from approximately $1,549,000 as of September 30, 2023. We began analyzing unabsorbed overhead as a separate component of cost of sales in 2022.

	Nine Months Ended September 30, (rounded to $000’s)
Components of Products Cost of Sales	2024	2023	Change
Product Cost (from inventory)	$1,775,000	$1,910,000	$(135,000)
Overhead – Unabsorbed	1,654,000	1,549,000	105,000
	$3,429,000	$3,459,000	$(30,000)

	Nine Months Ended September 30,
Components of Products Cost of Sales	2024	2023	Change
Product Cost (from inventory)	51.8%	55.2%	(3.5)%
Overhead – Unabsorbed	48.2%	44.8%	3.5%
	100.0%	100.0%	0.0%

The approximately $30,000 decrease in net products cost of sales period over period is further detailed as follows:

	Nine Months Ended September 30, (rounded to $000’s)
Cost of Sales Products Sales	2024	2023	Change
Spirits – Wholesale	$928,000	$1,003,000	$(75,000)
Spirits – Retail	549,000	444,000	105,000
Spirits – Third Party	134,000	182,000	(48,000)
Hand Sanitizer – Wholesale	—	46,000	(46,000)
Merchandise and Prepared Food	165,000	236,000	(71,000)
Unabsorbed Overhead	1,654,000	1,549,000	105,000
	$3,430,000	$3,460,000	$(30,000)

●	The larger realized increase in third-party production costs indicates low margins on those efforts, which is the principal reason why management is moving us away from those efforts starting in 2024 as we execute on our plan to open more TBN locations and look to realize significant gains in both topline revenue and high-margin DtC sales of our Salute Series line and expanded wholesale distribution of our core products in key states. Management is also working with our wholesale sales team to move us out of the low-margin well vodka business in favor of higher-margin premium whiskey products.

●	The approximately $46,000 in one-time aggregate hand sanitizer cost of sales for the nine months ended September 30, 2023 was due to a vendor invoice from 2020 that we did not receive until early 2023 when the vendor audited its billings for prior years. There was no similar expense in the nine months ended September 30, 2024 and we do not anticipate any future expenses associated with hand sanitizer moving forward.

●	Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, increased by approximately $105,000 to approximately $1,654,000 for the nine months ended September 30, 2024 compared to approximately $1,549,000 for the nine months ended September 30, 2023, indicating an increase in our underutilization of current production capacity. This was driven by out of stock issues, meaning our equipment was not being used as much this year versus the period year as we worked through those stocking items as we progressed towards our initial public offering. We expect that our unabsorbed overhead will decrease over time as our production volumes increase with increased sales, as our overhead expenses will be more fully allocated to increased levels of production.

Gross Profit

Gross profit was approximately $1,786,000 and $1,390,000 for the nine months ended September 30, 2024 and 2023, respectively, an increase of approximately $396,000, or 28%, period over period, and included:

	Nine Months Ended September 30, (rounded to $000’s)
Total Gross Profit	2024	2023	Change
Products	$622,000	$(87,000)	$709,000
Services	1,164,000	1,477,000	(313,000)
	$1,786,000	$1,390,000	$396,000

	Nine Months Ended September 30,
Total Gross Margin	2024	2023	Change
Products	15.4%	(2.6)%	17.9%
Services	92.5%	68.6%	23.8%
	33.6%	25.2%	8.5%

	Nine Months Ended September 30, (rounded to $000’s)
Total Sales	2024	2023	Change
Products	$4,051,000	$3,373,000	$678,000
Services	1,259,000	2,152,000	(893,000)
	$5,310,000	$5,525,000	$(215,000)

●	Gross margin was approximately 33.6% and 25.2% for the nine months ended September 30, 2024 and 2023, respectively, based upon total net sales of approximately $5,310,000 and $5,525,000, respectively. As we add more Salute Series sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $3,760,000 for the nine months ended September 30, 2024 compared to approximately $4,563,000 for the nine months ended September 30, 2023. This approximately $606,000 decrease included:

	Nine Months Ended September 30, (rounded to $000’s)
Sales and Marketing Expense	2024	2023	Change
Personnel	$2,074,000	$2,521,000	$(447,000)
Tasting Room	109,000	94,000	15,000
Leases and Rentals	542,000	550,000	(8,000)
Sales and Marketing Expenses	356,000	810,000	(454,000)
Other	679,000	588,000	91,000
	$3,760,000	$4,563,000	$(803,000)

●	The approximately $447,000 decrease in personnel expense was primarily a result of a decrease of five full-time marketing and retail administration staff in May 2023.

●	The approximately $8,000 decrease in leases and rentals expenses was primarily due to the closure of our Ballard, Washington retail location in March 2023.

●	The approximately $454,000 decrease in sales and marketing expenses included: an increase in digital advertising production expense, which was offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform; two large sports sponsorships that were put under contract before COVID-19 shutdowns went into effect, which contracts were reinstated in 2022 and 2023, could not be cancelled and are not being renewed for 2024 or beyond.

●	The approximately $91,000 increase in other sales and marketing expenses included increases in: professional fees for contracted Chief Revenue Officer services and e-commerce distribution services and travel; software for an improved point-of-sale software upgrade; location utilities and insurance; and a net increase in other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses were approximately $4,632,000 for the nine months ended September 30, 2024, compared to approximately $6,003,000 for the nine months ended September 30, 2023. This approximately $1,371,000 decrease included:

	Nine Months Ended September 30, (rounded to $000’s)
General and Administrative Expense	2024	2023	Change
Personnel	$1,611,000	$1,489,000	$122,000
Recruiting and retention	18,000	159,000	(141,000)
Professional Fees	1,028,000	1,996,000	(968,000)
Leases and Rentals	447,000	484,000	(37,000)
Depreciation	785,000	904,000	(119,000)
Other	743,000	971,000	(228,000)
	$4,632,000	$6,003,000	$(1,371,000)

●	The approximately $122,000 increase in personnel expense was primarily a result of increasing staff 1 executive officer in March 2024 and rate increases to executive officers.

●	The approximately $141,000 decrease in recruiting and retention expenses included recruiting expenses related to hiring a Senior VP of Sales in the first quarter of 2023 and expense related to hiring a Chief Financial Officer in the second quarter of 2023.

●	The approximately $37,000 decrease in leases and rentals was primarily the result of our Capitol Hill lease terminating May 2023. This decrease was offset by; our Ballard tasting room closing, resulting in our move of lease cost from the retail and marketing category to G&A expenses beginning in April 2023 and then this lease terminating April 2024, also a portion of our warehouse location was moved from retail and marketing category to G&A expenses beginning May 2023.

●	The approximately $119,000 decrease in depreciation expense was primarily the result of accelerating depreciation in 2023 to write off the remaining assets of our Ballard tasting room, which was closed in March 2023.

●	The approximately $228,000 decrease in other general and administrative expenses included accumulative smaller changes in utilities, travel, insurance and other expenses.

●	The approximately $968,000 decrease in professional fees expense included:

	Nine Months Ended September 30, (rounded to $000’s)
Professional Fees	2024	2023	Change
Accounting and Valuation Services	$381,000	$1,236,000	$(855,000)
Legal	193,000	583,000	(390,000)
Other	453,000	176,000	277,000
Total	$1,027,000	$1,995,000	$(968,000)

●	A majority of our professional fees expense in the nine months ended September 30, 2024 and 2023 were incurred as a result of general preparedness of our financial reporting and capital structure for an SEC filing event, including for the Company’s IPO, and previously, for the proposed SPAC transaction discussed below (which was terminated in May 2023). Accordingly, within that context, most of our professional fees expense and changes in expense levels between the respective year-over-year periods were as follows:

●	The approximately $855,000 decrease in accounting and valuation services expenses to approximately $381,000 for the nine months ended September 30, 2024 compared to approximately $1,236,000 for the nine months ended September 30, 2023, included: a decrease of approximately $645,000 in professional fees for financial statement preparation and review expenses; an additional approximately $104,000 decrease related to the SPAC transaction; approximately $40,000 for contract chief financial officer services that ended in April 2023 and a decrease in general accounting and financial services of approximately $66,000.

●	The approximately $390,000 decrease in legal fees was primarily the result of legal work in the nine months ended September 30, 2024 related to our IPO (that were not otherwise deferred and subsequently capitalized) and general corporate purposes; compared to legal work in the nine months ended September 30, 2023 related to the merger agreement for the proposed SPAC transaction, work associated with the preparation of related filings with the SEC, and general corporate purposes.

●	The approximately $276,000 increase in other professional fees was primarily the result of the $180,000 media expense catch up in June 30, 2024 that was previously in deferred.

Beginning in 2022, we began exploring funding options, including preparations for the possible merger into a special purpose acquisition company (SPAC). While the costs directly associated with this activity were capitalized and deferred to the balance sheet to be recognized as a cost of the transaction upon a successful completion or other disposition, we also incurred certain other expenses related to preparing for the transaction that did not directly qualify for capitalization and deferral, such as the preparation of audited consolidated financial statements, and certain expenses for valuation and other financial services. In May 2023, we abandoned work on the proposed SPAC transaction, and as of December 31, 2023, we expensed the approximately $424,000 of related costs that had previously been capitalized and deferred to the balance sheet.

Interest Expense

Interest expense increased by approximately $4,000 to approximately $1,897,000 for the nine months ended September 30, 2024, compared to approximately $1,893,000 for the nine months ended September 30, 2023. The increase was partly due to a loan agent fee for Silverwood of $25,000 for the nine months ended September 30, 2024, while no such fee was recorded for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense of 1% (or $17,000) was accrued on the PPP loan, while no such accrual was recorded for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, interest and fees totaling $70,000 were accrued on Factoring Agreements and subsequently converted to Preferred Stock in July and September 2024, which were classified as an interest expense.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 was immaterial, primarily as we were in a net loss position for those periods.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted Gross Profit and Adjusted Gross Margin: Adjusted gross profit represents GAAP gross profit adjusted for any nonrecurring gains and losses. Adjusted gross margin represents Adjusted gross profit as a percentage of total net sales. We use these measures (i) to compare operating performance on a consistent basis, (ii) for planning purposes, including the preparation of our internal annual operating budget, and (iii) to evaluate the performance and effectiveness of operational strategies.

EBITDA and Adjusted EBITDA: EBITDA represents GAAP net loss adjusted for (i) depreciation of property and equipment; (ii) interest expense; and (iii) provision for income taxes. Adjusted EBITDA represents EBITDA adjusted for nonrecurring gains and losses. We believe that EBITDA and adjusted EBITDA help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in GAAP operating loss. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of this non-GAAP financial measure compared to the closest comparable GAAP measure. Some of these limitations are that:

●	Adjusted gross profit, EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	Adjusted gross profit, EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted gross profit, EBITDA and adjusted EBITDA exclude certain recurring, non-cash charges such as depreciation of property and equipment and, although this is a non-cash charge, the assets being depreciated may have to be replaced in the future;

●	Adjusted gross profit, EBITDA and adjusted EBITDA exclude income tax benefit (expense); and

●	Other companies in our industry may calculate our non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of GAAP gross profit to adjusted gross profit for the three and nine months ended September 30, 2024 and 2023. Adjusted gross margin is the percentage obtained by dividing gross profit by our total net sales.

	Three Months Ended September 30, (rounded to $000’s)		Nine Months Ended September 30, (rounded to $000’s)
Gross Profit Analysis	2024	2023	2024	2023
GAAP Total Net Sales	$1,761,000	$2,088,000	$5,310.000	$5,525,000
GAAP Gross Profit	$630,000	$716,000	$1,786,000	$1,391,000
GAAP Gross Profit Additions/(Deductions)	—	—	—	—
Adjusted Gross Profit	$630,000	$716,000	$1,786,000	$1,391,000
GAAP Gross Margin	36%	34%	34%	25%
Adjusted Gross Margin	36%	34%	34%	25%

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, (rounded to $000’s)		Nine Months ended September 30, (rounded to $000’s)
EBITDA Analysis	2024	2023	2024	2023
Net Income (Loss)	$(3,433,000)	$(3,430,000)	$5,526,000	$(31,642,000)
Add (Deduct):
Income Tax	—	—	9,000	—
Interest Expense	662,000	687,000	1,897,000	1,893,000
Depreciation and Amortization	329,000	329,000	984,000	1,106,000
EBITDA	$(2,442,000)	$(2,414,000)	$8,416,000	$(28,643,000)
Change in fair value of convertible notes	(721,000)	687,000	(8,324,000)	20,231,000
Change in fair value of warrant liabilities	29,000)	3,000	(1,734,000)	346,000
Change in Fair Value of Contingency Liabilities	—	—	(457,000)	—
Adjusted EBITDA	$(3,134,000)	$(1,724,000)	$(2,099,000)	$(8,066,000)

Liquidity and Capital Resources

We have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations as we have invested in equipment, location buildout, inventory buildout (including laying down barrels of whiskey for aging) and marketing to grow our presence and brands. To date, our primary sources of capital have been private placements of equity securities, term loans, and convertible debt. During the nine months ended September 30, 2024 and 2023, we had net income and (loss) of approximately $5,426,000 and $(31,642,000), respectively (of which, approximately $10,058,000 and $(20,577,000), respectively, stemmed from the decrease/(increase) in fair value of certain convertible notes, warrants and contingencies). We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in inventory and the growth of our business.

At September 30, 2024, we had outstanding aged payables to vendors in the aggregate amount of approximately $5,632,000, inclusive of accrued amounts to service providers who were, or are, providing services for us related to our IPO. We have reached agreements with most of these aged vendors, including the vendors with the largest outstanding invoices, to pay such payables upon the closing of our IPO or periodically on payment dates following the closing of our IPO. Of the aforementioned vendor obligations, approximately $834,000 are for services related to the preparation of our IPO. Most of the remaining payables relate to services that were agreed upon or contracted for prior to the COVID-19 lockdowns, but were put on hold or held over during those lockdowns and then restarted after the COVID lockdowns ended pursuant to the terms of the agreements. Many of those contracts have been completed and will not renew or be renewed, and we expect to make payments to those vendors in a way that allows us to manage our cash on hand as we grow our higher-margin revenue in 2025. Given our shift away from low-margin products and services, management believes the use of cash for higher-margin activities and priorities, requiring fewer raw goods units to drive more top line revenue, and more profitable revenue, will also assist with reducing and eventually eliminating our cash burn. While we believe we have put in place satisfactory payment terms for the payment of our outstanding payables, there is a risk that one or more of our vendors could demand a more immediate payment or initiate litigation against us in an attempt to force payment of the amounts owed. In such a case, the litigation could cause us to incur significant costs defending such action, and any such payment could materially affect our business, financial condition or liquidity.

From time to time, we have been out of compliance with various financial and other debt covenants under the Silverview Loan, which is discussed below, with respect to our failure to meet certain financial thresholds and tests and the furnishing of some of our consolidated financial statements for the years ended December 31, 2023 and 2022. As of October 1, 2024, the lender waived any existing covenant compliance matters as of December 31, 2023 and 2022 and agreed to forbear from exercising its rights and remedies under the loan agreement for any covenant violations, defaults or breaches through the Silverview Loan reporting period ending September 30, 2024. During the first six months of 2024, we were out of compliance with certain debt covenants in connection with the furnishing of monthly income statements, meeting an EBITDA test, providing a monthly cash balance report, and providing a monthly operational performance report, of which those covenant breaches were also waived in the October 1, 2024 Silverview Loan modification. On October 1, 2024, we executed an agreement with our lender, which was further modified on November 19, 2024, that went into effect upon the closing of our IPO and, among other changes favorable to us, waived any past defaults and covenant breaches and simplified our financial tests and reporting requirements under the loan agreement, making it easier for us to remain in compliance as we focus on growing our business. We used a portion of the net proceeds of our IPO to repay a portion of the principal amount of the Silverview Loan. Our future capital requirements and the adequacy of available funds will depend on many factors.

We believe the net proceeds from our IPO, together with our cash generated from our sales and services, will enable us to fund our operations, including our near-term expansion plans, into at least the third quarter of 2025. However, we will continue seeking additional financing from time to time to meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We do not have any credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to cease our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Line of Credit and Debt Agreements

In March 2021, we entered into a secured term loan agreement with Silverview Credit Partners, L.P. (the “Silverview Loan”) for a secured term loan of up to $15,000,000. The Silverview Loan originally matured on April 15, 2025, but was extended to October 25, 2026 in the October 1, 2024 Silverview Loan modification. The Silverview Loan initially accrued interest through the 18-month anniversary of the closing date at (i) a fixed rate of 10.0% per annum, which portion was payable in cash, and (ii) a fixed rate of 6.5% per annum, which portion was payable in kind and added to the outstanding obligations as principal. Commencing in October 2022, the Silverview Loan began accruing interest at a fixed rate of 15.0% per annum through maturity. We had an option to prepay the Silverview Loan with a prepayment premium up to 30.0% of the outstanding obligations during the first 24 months of the loan, after which time we could prepay the loan with no premium due. We are now past that initial 24-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan is secured by substantially all of our assets.

The original Silverview Loan contained certain financial and other debt covenants that, among other things, imposed certain restrictions on indebtedness, liens, investments and capital expenditures. The financial covenants required that, at the end of each applicable fiscal period, as defined pursuant to the Silverview Loan agreement, we either had (i) an EBITDA interest coverage ratio up to 2.00 to 1.00, or (ii) a cash interest coverage ratio of not less than 1.25 to 1.00. Commencing with the fiscal quarter ending June 30, 2021, we were required to maintain liquidity of not less than $500,000. The Silverview Loan was used for general corporate purposes, including working capital needs and capital expenditures. The covenants and tests have since been deleted as part of the October 1, 2024 and November 19, 2024 loan modifications.

As discussed above, in the past, we have violated various financial and other debt covenants regarding our failure to comply with the financial covenants and to timely furnish our consolidated financial statements for the year ended December 31, 2023. As the chance of meeting the same or more restrictive covenants at subsequent compliance measurement dates within the following year was remote, we determined that the Silverview Loan should be classified as a current liability as of September 30, 2024. As of September 30, 2024 and December 31, 2023 and 2022, the outstanding balance of the Silverview Loan was $12,250,000. The lender had previously agreed to waive any existing covenant compliance matters as of December 31, 2022 and to forbear from exercising its rights and remedies under the loan agreement through December 31, 2023. In June 2024, we reached an agreement in principal to modify the Silverview Loan in the following ways. The modification, which was executed by the parties on October 1, 2024, and was further modified on November 19, 2024, and went into effect upon the closing of our IPO:

1)	extended the maturity date by 18 months to October 25, 2026;

2)	recast the amortization schedule to reduce the amount paid each quarter to allow us to preserve cash, as follows: $974,729 due December 25, 2024, $700,000 due June 30, 2025 and then $500,000 due every six months thereafter;

3)	increased the per annum interest rate from 15% to 16.5% commencing in December 2024, with monthly interest payments remaining in effect but allowing us at our election to pay 100% of each interest payment in cash or to pay approximately 73.7% of such interest payment in cash and to add the balance of such interest payment to the principal amount of the loan through the end of December 2025;

4)	waived any breach relating to past missed amortization or interest payments;

5)	waived any breach relating to any past covenant defaults;

6)	added a 1% additional exit fee due at loan payoff;

7)	added an additional 1% exit fee due at payoff if we do not refinance or repay the entire loan by the original July 30, 2025 maturity date;

8)	eliminated the EBITDA coverage and interest coverage ratio tests; and

9)	reduced and simplified the reporting requirements to match the reporting we must make to the SEC as a public company.

With these changes and the net proceeds we receive from our IPO, we expect to remain in compliance with all financial covenants in the loan agreement. We used approximately $600,000 of the net proceeds of the Company’s IPO to repay a portion of the principal amount of the Silverview Loan.

In April 2020, we were granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan could be forgiven if the proceeds are used in accordance with the terms of the program within the eight or 24-week measurement period. The loan terms required the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, our bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2021, the forgiveness was partially rescinded by the SBA and we recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, we have also recorded interest on the PPP loan at the rate of 1%, for a total of $101,535 as of September 30, 2024. We are currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that we have 18-24 months to repay the PPP loan. Following the date of the forgiveness, the remaining balance of the PPP loan of $2,269,456 is expected to be repaid in the next 12 months with our general assets.

In January 2022, we entered into an unsecured business loan and security agreement with Channel Partners Capital, LLC (the “2022 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000. The Channel Partners Loan matured on June 26, 2023 and accrued interest at a fixed rate of 13.982%. Principal of $16,528 plus interest is payable monthly. We had an option to prepay the Channel Partners Loan with a prepayment discount of 5.0%. As of both September 30, 2024 and December 31, 2023, the outstanding balance of the 2022 Channel Partners Loan was $0 (having been paid off in April 2023). In April 2023, we entered into a new secured business loan and security agreement with Channel Partners Capital, LLC (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which $47,104 of proceeds were used to pay off the 2022 Channel Partners Loan. The 2023 Channel Partners Loan will mature on October 5, 2024 and accrues interest at a fixed rate of 13.34% per annum. A principal payment of $16,944 plus interest is payable monthly. We have an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of September 30, 2024 and December 31, 2023, the outstanding balance of the 2023 Channel Partners Loan was $16,569 and $149,824, respectively. Subsequent to September 30, 2024, we paid the remaining balance due under the 2023 Channel Partners Loan in October 2024.

Cash Flows

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30, (rounded to $000’s)
Summary of Cash Flows	2024	2023
Net Cash Used in Operating Activities	$6,228,000)	$(6,068,000)
Net Cash Used in Investing Activities	(27,000)	(173,000)
Net Cash Provided by Financing Activities	6,210,000	6,047,000
Net increase (decrease) in cash	$(45,000)	$(194,000)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024 and 2023, net cash used in operating activities was approximately $(6,228,000) and $(6,068,000), respectively, resulting primarily from net income (loss) of approximately $5,426,000 and $(31,642,000), respectively, approximately $583,000 and $3,187,000, respectively, of cash was generated by changes in account balances of operating assets and liabilities, and non-cash adjustments to reconcile net income (loss) to net cash used in operating activities were approximately $(13,252,000) and $22,387,000 in the respective periods.

The approximately $(13,252,000) of non-cash adjustments for the nine months ended September 30, 2024 consisted primarily of approximately: $(8,324,000) of gain on change in fair value of convertible notes; $(1,734,000) of gain on change in fair value of warrant liabilities; $(457,000) of gain on change in fair value of acquisition contingency liability; $(3,421,000) of gain on investment; $984,000 of depreciation expense; $365,000 of non-cash amortization of operating lease right-of-use assets; and, $313,000 of non-cash interest expense primarily associated with our notes payable.

The approximately $22,387,000 of non-cash adjustments in the nine months ended September 30, 2023 included approximately: $1,106,000 of depreciation expense; $366,760 of non-cash amortization of operating lease right-of-use assets; 20,231,000 of loss on change in fair value of convertible notes; $346,000 of loss on change in fair value of warrant liabilities; and $321,000 of non-cash interest expense primarily associated with our notes payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash used in investing activities was approximately $27,000 and $174,000, respectively. and were related primarily to the purchase of property and equipment, net of minor amounts related to cash purchased in conjunction with the acquisition of Thinking Tree Spirits and sales of assets.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was approximately $6,210,000 and $6,047,000, respectively. The cash proceeds received in the nine months ended September 30, 2024 were primarily comprised of proceeds from the sale of convertible notes of approximately $3,656,000 (of which approximately $1,433,000 was from a related party); approximately $695,000 proceeds from notes payable; approximately $2,025,000 from the sale of preferred stock. During the nine months ended September 30, 2024, the aggregate proceeds of the convertible notes, notes payable and preferred stock of approximately $6,376,000 were slightly offset by approximately $166,000 of other expenditures, including deferred transaction costs associated with our IPO of approximately $23,000, and repayment of notes payable of approximately $139,000. The cash proceeds received in the nine months ended September 30, 2023 of approximately $6,047,000 were related to proceeds from convertible notes of approximately $6,165,000 (of which approximately $3,000,000 was from a related party); $250,000 proceeds from notes payable. During the nine months ended September 30, 2023, the aggregate proceeds of the convertible notes and notes payable of approximately $6,415,000 were partially offset by an aggregate of approximately $368,000 of other expenditures, including repayment of notes payable of approximately $144,000, and deferred transaction costs associated with our terminated business combination of approximately $213,000.

Supplemental Cash Flow Information

During the nine months ended September 30, 2024, supplemental cash flow activity included approximately: $1,585,000 of cash paid for interest expense; $1,266,000 of Series A Preferred Stock that was issued in exchange for inventory and barrels; $720,000 of Series A Preferred Stock that was issued in exchange for notes payable; $290,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities; and $43,000 of unpaid property and equipment additions. For the nine months ended September 30, 2023, supplemental cash flow activity included approximately: $1,572,000 of cash paid for interest expense; $405,000 of cash paid for amounts included in the measurement of lease liabilities; $903,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities; and $184,000 of unpaid property and equipment additions.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our audited consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Form 10-Q.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates, which may adversely affect the results of operations and our financial condition. We seek to minimize these risks through regular operating and financing activities.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Convertible Notes

The fair value of the convertible notes at issuance and at each reporting period is estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. We use a probability weighted expected return method (“PWERM”) and the Discounted Cash Flow (“DCF”) method to incorporate estimates and assumptions concerning our prospects and market indications into a model to estimate the value of the notes. The most significant estimates and assumptions used as inputs in the PWERM and DCF valuation techniques impacting the fair value of the convertible notes are the timing and probability of an initial public offering, de-SPAC Merger, held to maturity, and default scenario outcomes.

Specifically, we discounted the cash flows for fixed payments that were not sensitive to our equity value by using annualized discount rates that were applied across valuation dates from issuance dates of the convertible notes to each reporting period. The discount rates were based on certain considerations including time to payment, an assessment of our credit position, market yields of companies with similar credit risk at the date of valuation estimation, and calibrated rates based on the fair value relative to the original issue price from the convertible notes.

Valuation of Warrant Liabilities

The fair value of the warrant liabilities at issuance and at each reporting period are estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. We use the PWERM and the Monte Carlo Simulation (“MCS”) to incorporate estimates and assumptions concerning our prospects and market indications into the models to estimate the value of the warrants. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are the timing and probability of an initial public offering, de-SPAC Merger, held to maturity, and default scenario outcomes. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are those utilizing certain weighted average assumptions such as expected stock price volatility, expected term of the warrants, and risk-free interest rates.

Impairment of Long-Lived Assets

All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the nine months ended September 30, 2024 and 2023.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a). Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;

b). we do not have any formally adopted internal controls surrounding our cash and financial reporting procedures; and,

c). the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

Between June 15, 2024 and September 27, 2024, we completed a private placement to nine accredited investors of an aggregate of 494,840 shares of our Series A Convertible Preferred Stock and warrants to purchase an aggregate of 197,013 shares of common stock for an aggregate purchase price of $4,948,478 of which $2,025,000 was paid in cash, $1,155,000 was paid by the sale and transfer to us of an aggregate of 525 barrels of premium aged whiskey with an average value of $2,200 per barrel, $110,600 was paid by the sale and transfer to us of an aggregate of 50 barrels of premium aged whiskey with an average value of $2,212 per barrel, and $719,919 was paid to us by the cancellation of outstanding indebtedness.

The offers, sales and issuances of securities listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering. The recipients of such securities in each of these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Use of Proceeds

On November 25, 2024, we completed our initial public offering of common stock and sold an aggregate of 1,687,500 shares of common stock at an initial public offering price of $4.00 per share.  The common stock was offered and sold to the public pursuant to our registration statement on Form S-1 (File No. 333-279382), originally filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on May 13, 2024, as amended, which became effective on November 12, 2024. We received gross proceeds of approximately $6.75 million from our initial public offering, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and offering expenses. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: December 27, 2024	By:	/s/ Justin Stiefel
Justin Stiefel
Chief Executive Officer

Date: December 27, 2024	By:	/s/ Michael Carrosino
Michael Carrosino
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer