Form 10-K
period 2024-12-31
Heritage Distilling Holding Company, Inc.
filed 2025-04-28
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-42411
______________________________________
HERITAGE DISTILLING HOLDING COMPANY, INC.
______________________________________
(Exact name of registrant as specified in its charter)

Delaware	83-4558219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9668 Bujacich Road, Gig Harbor, Washington	98332
(Address of Principal Executive Offices)	(Zip Code)
(253) 509-0008
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	CASK	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The Nasdaq Capital Market on November 25, 2024.

The number of shares of Heritage Distilling Holding Company, Inc. common stock outstanding as of April 25, 2025 was 6,921,564.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION	10-K PART
Not Applicable

i

PART I
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:
•our ability to hire additional personnel and to manage the growth of our business;
•our ability to continue as a going concern;
•our reliance on our brand name, reputation and product quality;
•our ability to adequately address increased demands that may be placed on our management, operational and production capabilities;
•the effectiveness of our advertising and promotional activities and investments;
•our reliance on celebrities to endorse our products and market our brands;
•general competitive conditions, including actions our competitors may take to grow their businesses;
•fluctuations in consumer demand for craft spirits;
•overall decline in the health of the economy and consumer discretionary spending;
•the occurrence of adverse weather events, natural disasters, public health emergencies, including the COVID-19 pandemic, or other unforeseen circumstances that may cause delays to or interruptions in our operations;
•risks associated with disruptions in our supply chain for raw and processed materials, including glass bottles, barrels, spirits additives and agents, water and other supplies;
•the impact of COVID-19 on our customers, suppliers, business operations and financial results;
•disrupted or delayed service by the distributors we rely on for the distribution of our products;
•our ability to successfully execute our growth strategy, including continuing our expansion in our TBN and direct-to-consumer sales channels;
•quarterly and seasonal fluctuations in our operating results;
•anticipated accounting recognition associated with reports generated for us by outside valuation experts as they relate to the treatment of and accounting for the exchange of certain convertible promissory notes into common stock and prepaid warrants;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•our ability to protect our trademarks and other intellectual property rights, including our brands and reputation;
•our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of spirits and other alcoholic beverages;
•the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions;

•claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;
•our ability to operate, update or implement our IT systems;
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses, products, services or brands;
•our ability to implement additional finance and accounting systems, procedures and controls to satisfy public company reporting requirements;
•our potential ability to obtain additional financing when and if needed;
•the potential liquidity and trading of our securities;
•risks related to our acceptance, acquisition, holding, use or disposal of bitcoin or other cryptocurrencies, including how the pricing volatility of such cryptocurrencies may affect our balance sheet or profit or loss; and
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
You should read this report, including the section titled “Risk Factors,” completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.
These forward-looking statements represent our estimates and assumptions only as of the date of this report regardless of the time of delivery of this report or any sale of our common stock. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein.

Item 1. Business
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
We compete in the craft spirits segment, which is the most rapidly-growing segment of the overall $288 billion spirits market. According to the American Craft Spirits Association, a craft distillery is defined generally as a distillery that produces fewer than 750,000 gallons annually and holds an ownership interest of 51% or more of a distilled spirits plant that is licensed by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury. According to the Craft Spirits Global Market Report 2023 of Grand View Research, the craft spirits segment had revenues of in excess of $21.4 billion in 2023 and is estimated to grow at a compound annual growth rate (“CAGR”) of 29.4% between 2024 and 2030. We believe we are well positioned to grow in excess of the growth rate of the market by increasing our marketing efforts, increasing the size of our sales teams and broadening our wholesale distribution.
Out of the more than 2,600 craft producers in North America, we have been recognized with more awards for our products from the American Distilling Institute, the leading independent spirits association in the U.S., than any other North American craft distiller for each of the last ten years, plus numerous other Best of Class, Double Gold and Gold medals from multiple national and international spirits competitions. We are one of the largest craft spirits producers on the West Coast based on revenues and are developing a national reach in the U.S. through traditional sales channels (wholesale, on-premises and e-commerce) and our unique and recently-developed Tribal Beverage Network (“TBN”) sales channel. Based upon our revenues and our continued track record of winning industry awards in an increasingly competitive environment, we believe we are one of the leading craft spirits producers in the United States.
We sell our products through wholesale distribution, directly to consumers through our five distilleries and tasting rooms we own and operate in Washington and Oregon and by shipping directly to consumers online where legal. Currently, we sell products primarily in the Pacific Northwest with limited distribution in other states throughout the U.S. In addition, in collaboration with Native American tribes, we have recently developed a new sales, manufacturing and distribution channel on tribal lands that we expect will increase and broaden the recognition of our brand as that network expands nationally.
Our growth strategy is based on three primary areas. First, we are focused on growing our direct-to-consumer (“DtC”) sales by shipping to legal purchasers to their homes where allowed. We currently use a three-tier compliant, third-party platform to conduct these sales and deliveries in 46 states in which approximately 96.8% of the U.S. population reside. This allows us to develop a relationship directly with the consumer through higher-margin sales while collecting valuable data about our best performing products. We can then use this data to target the consumer based on location, age, key demographics and product types. With the data collected, we can also retarget and resell to these customers, thereby generating more revenue. Our board of directors recently created a technology and Cryptocurrency Committee of the Board of Directors and simultaneously adopted a Bitcoin Treasury Policy Statement that lays out a path to our eventual acceptance of bitcoin as a form of payment from customers purchasing our products online and other matters dealing with our handling of bitcoin. We believe this could expand the number of customers who may be interested in buying our products. The Technology and Cryptocurrency Committee will craft a recommended Bitcoin Treasury Policy for the Board to review, consider and adopt prior to us accepting or handing any such assets.
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
Third, we are focused on expanded growth of our collaboration with Native American tribes through the TBN model we created. In concert with tribal partners, this sales channel includes Heritage-branded micro production hubs, Heritage-branded stores and tasting rooms and the sale of our products and new tribally-branded products. In the typical TBN collaboration, the tribes will own these businesses and we will receive a royalty on gross sales through licenses we grant to use our brands, products, recipes, programs, IP, new product development, on-going compliance support and the other support we provide. The TBN is expected to form a network of regional production hubs that will support product trials and sampling, and will generate sales of finished, intermediate and bulk spirits depending on location, equipment and market. Importantly, because these premium spirits will be produced locally, we believe the TBN will promote the positioning of our brands as local and regional. We expect that, as the brands grow and the TBN footprint expands, there will be an important synergy with increased adoption and growth through our wholesale channels in the regions where the TBN locations are driving trial and awareness. Similarly, as demand for our products grow through our wholesale channels, there should be a positive effect on the demand for our products through the tribal distilleries.
Competitive Strengths
We attribute our success to the following competitive strengths.
•Premium Aged Whiskeys.     We have been testing, distilling and aging premium whiskeys since our inception over ten years ago. Unlike many new brands entering the premium craft whiskey and bourbon category that rely on sourced liquid for their blends, we chose to produce and age all of our own product in-house for our recently-launched super premium whiskey line under our Stiefel’s Select label. This approach has allowed us to leverage our experience and our innovative distillation methods while taking advantage of the Pacific Northwest’s unique climate to produce aged whiskeys that are of the highest quality and authentic to our name. We introduced our first single barrel selections to the public in late 2022 under the Stiefel’s Select brand. The initial single barrel selections, which included a four-grain bourbon, a high rye bourbon, a wheated bourbon, a peated bourbon, a 100% rye whiskey and a single malt whiskey, sold out quickly, and we have begun releasing more single barrel selections to the market. We expect to continue to release these whiskeys as either “single barrel picks” or “small batch blends” depending on the recipe and target market. We have been awarded a Double Gold Medal, Gold Medal and Best of Category for our first releases of Stiefel’s Select by some of the most prestigious spirits competitions in the world, including at the San Francisco International Spirits Competition and the Fred Minnick Ascot Awards.
•Purposefully Aligned Products.     We recently launched a new line of spirits called the Salute Series line of whiskeys in which we created a super-premium whiskey to generate high-margin revenue and raise donations for carefully-vetted non-profit groups that support active duty, retired and injured special operations heroes, veterans, first responders and their families. Each bottle of our initial release comes in a specially-designed bespoke whiskey tube with a commissioned reproduction lithograph from Michael Solovey, a well-known military artist. Each bottle currently sells for $125, of which $10 is donated to our non-profit partners. Our current partners include 21 national and local charities, such as the Green Beret Foundation, the Marine Raider Foundation, the Honor Foundation, the Special Forces Foundation, the Army Special Operations Association, the Special Operations Memorial Foundation, and the Foundation for Exceptional Warriors, among others. Since the launch of the Army SOF version in late October 2023 through February 28, 2025, we have sold more than 23,000 bottles of Salute Series products directly to consumers in our tasting rooms and online, and to select wholesalers, representing more than $1,800,000 in revenue to us and $2,400,000 in total value based on retail pricing to the consumer. In May 2024, we launched a three-bottle set commemorating the 80th anniversary of D-Day, also featuring artwork by Michael Solovey depicting the combined air, land, and sea efforts on June 6, 1944 along the coast of Normandy, France. Since its launch in May 2024, we have sold nearly 7,500 bottles of this limited edition offering, with charitable components from such sales going to the Green Beret Foundation and other partnering charities. In August 2024, we launched the latest product under our Salute Series called War Dogs, and have sold more than 2,500 bottles online through just our DtC e-commerce channel, with charitable components from each sale going to military K-9 nonprofit groups. In January 2025, we launched a bottling honoring the 80th Anniversary of the Battle of Iwo Jima and sold out our initial 2,200 bottles in less than three weeks. The D-Day, Iwo Jima; and War Dogs products retail for $95 each, plus taxes and shipping (if shipped DtC), and their rapid adoption among consumers show that we can continue to release affinity driven labels to attract consumer attention and purchase and help us drive more revenue with higher margins. We plan to launch additional versions honoring other branches of the military, first responders and military special occasions. This new product follows on the successful seven years of learnings producing and selling 1st Special Forces Group whiskey, from which we supported Special Forces charities at Joint Base Lewis McChord. We view our new Salute Series line to be a significant new development for our growth.
•Compelling Product Offerings — Flavored Craft Spirits and Ready-to-Drink (“RTD”) Segments.     We offer a diverse line of traditional and flavored craft spirits and innovative and refreshing canned RTD alcoholic beverages with appealing taste profiles, such as Cocoa Bomb Chocolate Whiskey (which was named “Best Flavored Whiskey in the U.S.” by Whiskey Magazine in February 2025 and then named “World’s Best Flavored Whiskey” at Whiskey Magazine’s global competition in March 2025), Florescence Grapefruit &

Pomelo Vodka, Peachy Bourbon Canned Cocktail, and Blood Orange Vodkarita. This is evidenced by the more than 300 awards we have received over the past ten years. We were the original creator of B S B - B rown S ugar B ourbon (“Flavored Bourbon”), a flavored bourbon that won “World’s Best Flavored Whiskey” by Whiskey Magazine in London two years in a row — an unprecedented feat. Through our recent acquisition of Thinking Tree Spirits, a small craft spirits producer and retailer located in Eugene, Oregon, we added several of its super premium spirits to our portfolio of flavored craft spirits, including its Butterfly Pea Lavender Vodka, which was named Vodka of the Year for 2023 by Wine and Spirits Magazine.
•Differentiated Distribution Strategy.     We believe we have a strong distribution approach that increases the availability of our brands and product offerings to our target consumers.
•Direct to Consumer (“DtC”).
•We have five Heritage-branded tasting rooms in the Pacific Northwest that allow us to sell directly to consumers and that we use to sample new products and ideas.
•We also sell through e-commerce and engage in other subscription-based program activities to target customers to generate recurring revenue and customer loyalty. Commencing in March 2023, we contracted with a third-party e-commerce platform to sell online to consumers in 34 states via its three-tier compliant system. In March 2024, we ended that relationship and began migrating to LiquidRails, a third-party, three-tier compliant platform that relies on delivery to consumers via licensed retailers. This new platform expands our DtC outreach to 45 states and the District of Columbia and eliminates our shipping costs to the consumer, which will help us to both increase net margin and expand our sales opportunities. Prior to March 2023, we shipped directly to consumers in only nine states. We also recently added our offerings from our Salute Series line on to the Seelbach’s DtC platform, a third-party, three-tier compliant DtC platform that is well known to whiskey enthusiasts around the country, which expanded our reach to a new whiskey-focused DtC audience. This sales method allows us to collect high-margin sales and consumer data to drive future sales and to support the growth of our traditional spirits through the three-tier wholesale system. The future ability to accept bitcoin as a form of payment, upon the future adoption of a final Bitcoin Treasury Policy, for select online sales further differentiates us in the space among our competitors and opens up our products to a broader market of consumers and clientele.
•In our Cask Club® program, consumers join as members and work with our distilling team to develop their own 10-liter barrel batches, which are custom aged, flavored, bottled, proofed and labeled in our retail locations. Over the last ten years we have demonstrated that this program creates repeat customer foot traffic in our tasting rooms and encourages members to bring friends and family to the locations to sample products, enjoy cocktails and purchase products of their own. It also serves as an innovation laboratory that provides us with an opportunity to develop and test new products and concepts with the goal of bringing the strongest performers to the market.
•In our Spirits Club®, a DtC subscription service, we offer members the opportunity to purchase three or four selections of spirits per year, which are automatically shipped to their homes or are available for pick up in our tasting rooms.
•Wholesale.     We have distribution agreements with the two largest spirits distributors in the U.S., Southern Glazer’s Wine and Spirits (“SGWS”) and Republic National Distributing Company (“RNDC”), each of which has a dedicated sales force in our core states of Washington, Oregon and Alaska focused on our portfolios. The revenues of these two distributors in 2024 collectively represented more than 50% of the market share of the total wine and spirits wholesale market in the U.S. Our existing wholesale footprint includes the seven states in the Pacific Northwest (Washington, Oregon, Alaska, Idaho, Montana, Utah and Wyoming), Oklahoma and special-order options in Virginia through the state liquor system. Since the beginning of 2024, we have secured new wholesale distribution in Kansas, Kentucky, and portions of Colorado. We began wholesale distribution in those states in the third quarter of 2024. Our wholesale leadership team is actively meeting with additional distributors in other states, including several large beer wholesalers that are starting to distribute spirits as they see the volumes of beer in decline and the growth of spirits emerging in their markets, to expand our footprint for wholesale sales in 2025 and beyond.
•Tribal Beverage Network.     According to 500nations.com, a website focused on Native American tribal casinos and casino gambling, there are currently 245 tribes in the U.S. operating 524 gaming operations in

29 states, generating annual revenues of approximately $32 billion. In most counties across the U.S. in which there are tribal casinos, the casinos are the largest accounts for spirits, beer and wine in such counties. We believe a significant percentage of the millions of visitors collectively visiting those tribal-owned operations will patronize Heritage-branded TBN distillery tasting rooms to sample and consume cocktails, sign up for one or more of our subscription-based member programs and purchase bottles of spirits to go. Under this model, the tribes exercise their tribal sovereignty and enter a new business with significant revenue and margin potential. The TBN model also includes us working with each of the participating tribes to develop their own unique brands to feature in their properties and regions.
We believe the TBN model is unique in the adult beverage industry. To set up this network, we have leveraged the role of our Chief Executive Officer in overturning in 2018 a 184-year-old law prohibiting Native Americans from distilling spirits on tribal lands. We designed the TBN to assist Native American tribes in developing a new business, complementary to their existing casino and entertainment businesses, to attract new visitors and consumers. By working with us, tribes get access to our expertise and our full portfolio of brands. We believe this is a significant new business opportunity for tribes with the potential for strong revenue and profit growth, allowing tribes to capture the full margin benefit as manufacturers and the ability to collect and keep state spirits taxes for products made and sold on their sovereign land. We have already entered into agreements with multiple tribes, including agreements for a new Heritage Distilling branded tasting room that opened at the Stillaguamish Tribe’s Angel of the Winds casino north of Seattle, Washington in October 2024, the ongoing construction of a Heritage Distilling-branded tasting room at the Tonto Apache Tribe’s Mazatzal Casino in Arizona, which is anticipated to open in late 2025, and a landmark agreement between the Coquille Tribe of Oregon and the Oregon Liquor Control Board to allow for the first tribal distillery in Oregon. A Heritage Distilling-branded tasting room is under construction and scheduled to open in late 2025 at Coquille’s Mill Casino Hotel & RV Park on the water in Coos Bay, Oregon. This is the first such agreement between a Native American tribe and one of the 18 liquor control states in the United States and that project is under construction with a targeted opening in late 2025.
•Co-Located Retail Spaces.     Our marketing plan includes partnering with some of the most highly-regarded premium craft spirits producers in key regions across the U.S. to co-brand and cross operate retail tasting rooms. Qualified partners must have the key attributes of high-quality products, a consumer-focused tasting room opportunity to drive trial and sales, and the ability to send and receive spirits in bulk for localized bottling. As we and these other producers cross-brand our collective tasting rooms to consumers who do not otherwise have access to them in their general markets, we believe we will collectively be driving more consumer trials and increased sales, as well as building co-marketed brands in other regions of the country without the expense of new buildings, leased spaces, production capacity, employees or other capital expenditures.
•Capital-Efficient and Scalable Operational Structure.     We have strategically structured, and plan to continue to structure, our organization and operations to minimize and most effectively manage our capital investment requirements while maintaining flexibility to rapidly scale our production capabilities to meet consumer demands. We do this by utilizing our internal distilling and bottling capabilities while leveraging a network of reputable third-party providers with industry expertise and experience performing various functions falling outside of our internal core competencies.
For example, we are able to contract with third-party canning and packaging companies to pack our RTDs rather than investing in the required equipment and supporting infrastructure and personnel for in-house canning operations. We can also source specific spirits or buy bulk spirits in the market or have them produced at tribal and non-tribal facilities under contract. We believe the planned expansion of the TBN will also enhance our ability to scale our production, distribution and selling operations with limited capital expenditures across many regions of the U.S. while allowing us to retain “local” brand status in those areas. We plan to continually review the structure of our organization and operations, and to make any changes we deem necessary, to best accommodate our growth and changing market conditions.
•Food and Beverage Industry Experience.     Our executive team and board of directors operate with a focus on human capital management and hold a firm belief that quality people with proven track records can produce quality results. Our leadership team and board of directors are made up of multi-disciplinary executives with proven track records of successfully launching, growing and operating companies of all sizes and across many industries, including in the spirits industry.

Strategies for Growth
Our growth plan focuses on gaining brand and product visibility, thereby increasing sales and market share, by executing the following strategies:
•Grow Brand Recognition for Our Principal Product Lines Through High-Margin DtC Sales.     By taking advantage of the internet and targeted digital marketing, we can place our brands in front of consumers and make direct sales to them. These sales generate high-margin revenue for us while building our customer database and product data. We plan to further leverage direct-to-consumer sales through company-owned tasting rooms, through the TBN and through co-located tasting rooms. Growing on our successful launch of the Army Special Operations Salute, our D-Day 80th Anniversary and 80th Anniversary of the Battle of Iwo Jima editions, our recent War Dogs bourbon, and adding new versions for other branches of the military, first responders and military special events, we expect that our Salute Series line of spirits will be an important part of our accelerating reach with consumers. We believe the future addition to our online sales platform of a feature allowing customers to purchase our products using bitcoin as a form of payment will further drive attention and focus on our products and brands and expose us to new customers.
•Grow Our Principal Product Lines Through High-Volume Distribution.     By leveraging the data we collect from our DtC sales, we plan to continue to produce and sell innovative, premium-branded products through our primary channels of distribution. These channels consist of wholesale distribution to retail establishments such as retail supermarkets, liquor stores, state liquor stores (in control states), hotels, casinos, bars and restaurants.
•Grow the TBN model.     One of our primary focus areas is the expansion of the TBN to create a national network of tribal spirits production and retail operation locations in or around tribal casinos and high-foot-traffic entertainment districts on tribal lands. We believe these operations will benefit from the fact that, as sovereign nations, tribes are exempt from a variety of state and local zoning and construction codes and can collect and keep state and local excise and sales taxes on the products they produce and sell on tribal lands, along with distributing products to their own properties.
•Continue to Innovate New Products.     We plan to continue to employ a synergistic process of rapid development and testing of new products through DtC sales, sampling in our company-owned distilleries and tasting rooms and, in collaboration with the TBN, selling products to consumers in our Heritage-branded TBN distilleries. Once we obtain positive feedback on a new product, we can then launch it for sale directly to consumers via the internet to generate revenue and collect more data from consumers across the country. With new data in hand, we can make decisions with our wholesale partners on which products should be taken to the wholesale market. This direct-to-consumer launch model is a strategy we have utilized since our inception. It has been an important part of our ability to launch, test, re-formulate and re-launch products that have subsequently proven to be appealing to consumers.
•Continue to Innovate Marketing Through the Adoption of Artificial Intelligence (“AI”).     We plan to continue testing new AI technology, methods and tools focused on the creation of content, designs, themes and audience identification to maximize the efficiency of our marketing efforts.
Market
We believe we are well positioned to grow as the overall spirits market continues its growth at the expense of beer and wine. Recent studies demonstrate that the spirits market is growing annually in terms of total alcohol volume and as a percentage share of alcohol dollars. According to drink market analysis firm IWSR, a leading source of data and intelligence in the alcoholic beverage market, spirits have gained market share among other alcoholic beverages continuously since 1998 (23 years), as consumers trend away from beer and wine into spirits. From 2000 to 2023, the market share of spirits by value increased nearly 13 percentage points, from 29% to 42%, according to a 2024 Distilled Spirits Council of the United States (DISCUS) report, an increase in total dollar value of $11.7 billion. The same report noted that 2023 was the second straight year in which spirits revenues for suppliers surpassed beer supplier revenue, making spirits the largest dollar share of the alcohol beverage market in the U.S. IWSR anticipates that by 2029, for the first time ever, beer will no longer represent the largest percentage of alcoholic beverage sales by volume. Grandview Research estimated the North American spirits market to be $216.6 billion in 2023, growing at a CAGR of 6.3% from 2024 to $312.5 billion by 2030. Because spirits are worth more per ounce in the market than beer, as the spirits volume occupies more of the consumer share, the value of that share for spirits as a percentage of all alcohol dollars spent will be even higher. We believe we are leaning into the market just as the rate of increase in spirits volume and value are set to achieve historic growth, making us well positioned to grow with the predicted growth of the overall spirits segment.

According to IWSR, in 2015, craft spirits volume market share was just 2% of the total spirits market; by 2020, this had more than doubled to almost 5%. An even greater gain was seen in value terms, with 2015’s market share of 3% increasing to 7% by 2020. IWSR predicts that by 2025, craft spirits are forecasted to increase their volume market share to nearly 10%, and over 13% in market share value. This growth is in line with historic and current trends across the craft beer market from its inception in the 1980s, which initially represented less than 1% of the overall beer market and now commands more than 20% of the beer market by volume. IWSR posits that the driving force behind this growth will be the expansion of national distribution of craft spirits, some of which will be the result of acquisitions by larger groups. Confirming the IWSR predictions, the American Craft Spirits Association annual data projects for 2021 through 2024 show that the market share for craft spirits doubled from 3% of the spirits market in 2015 to 7.5% in 2023.
Due to our position in the craft spirits segment of the overall spirits market, we are situated in the fastest-growing segment of the spirits market, which itself is the highest growth segment of the adult beverage market. In addition, according to the Distilled Spirits Council of The United States, consumers are increasingly shifting towards higher premium products in the spirits market, with spirits brands in the U.S. enjoying a multi-decade-long trend towards high-end and super premium products. Goldman Sachs Equity Research predicts super premium spirits products will soon represent almost 38% of the overall spirits market, and spirits have also demonstrated to be recession resistant in the U.S. over time, with a correlation coefficient of 0.002 since 1962 by volume.
Our Brands and Products
When we first opened in 2012, we produced only a limited line of traditional spirits products. However, in response to customer demand and consumer testing that we performed through our tasting rooms, we moved into the flavored segment in 2014 and launched 22 different flavored vodkas. As sales increased, we offered eight products through local distribution and over time have winnowed those products down to a core six flavors at wholesale. In 2014, we created a line of spirits products under the BATCH No. 12 trade name that we still sell today and is primarily featured in the well at on-premise accounts. It provides a baseline of volume for us as we execute on our plan to transition to higher-margins spirits.
In 2015, we launched 1st Special Forces Whiskey, a premium brand positioned towards active-duty military, retired military, military families, and others supportive of the armed forces in the Pacific Northwest, where the 1st Special Forces Group is stationed at Joint Base Lewis McChord (“JBLM”). We have produced seven blends of Special Forces Whiskey annually since 2015, and a portion of the sales proceeds of this brand are donated by us to special forces charities annually. These donations currently support the 1st Special Forces Group at JBLM, and we have raised more than $150,000 for charities at JBLM to support military personnel and their families. We are expanding this concept to the multiple Special Forces groups across the country with a greater emphasis on distribution in more states and direct to consumer shipping through our e-commerce platform. Our new Salute Series line of whiskeys consists of various bottlings branded for U.S. military branches and first responders. Since the launch of the Army SOF version in late October 2023 through February 28, 2025, we have sold more than 23,000 bottles of our Salute Series brand directly to consumers in our tasting rooms and online, and to select wholesalers, representing more than $1,800,000 in revenue to us and $2,400,000 and brand value based on retail pricing to the customer. In August 2024, we launched under our Salute Series called War Dogs and have sold more than 2,500 bottles online through just our DtC e-commerce channel, with charitable components from each sale going to military K-9 nonprofit groups. In January 2025, we launched a bottling honoring the 80th Anniversary of the Battle of Iwo Jima and sold out our initial 2,200 bottles in less than three weeks. The D-Day, Iwo Jima; and War Dogs products retail for $95 each, plus taxes and shipping (if shipped DtC), and their rapid adoption among consumers show that we can continue to release affinity driven labels to attract consumer attention and purchases and help us drive more revenue with higher margins.
There are approximately 18.3 million active-duty military and retirees in the U.S., including National Guard, Air National Guard and reservists in each branch of the military. Assuming 1.5 dependents per person (a dependent is defined by the military as a spouse, child under 21 unmarried or under 23 if a student, parent or custodian dependent), the total population of active military, retired military and dependent affiliated persons is 45.75 million people. There are another 660,000 active-duty civilian law enforcement officers, 1 million career and volunteer firefighters, more than 5 million registered nurses and more than 1 million certified EMTs, plus millions of retirees and affiliated family members. We believe the new Salute Series line will continue to garner a growing following given the specialty packaging and non-profit charitable partnerships we are forming to support the launch and sale of the line.
On February 21, 2024, we acquired Thinking Tree Spirits, a small craft spirits producer and retailer located in Eugene, Oregon. In integrating Thinking Tree Spirits into our existing operations, we plan to continue to produce the best-performing products in its portfolio while working to expand its wholesale reach. We also plan to combine the Thinking

Tree Spirits production facilities and tasting rooms with our production facilities and retail tasting rooms in Eugene to create a larger consumer experience while driving more high-margin revenue activity. We believe that with our broader sales reach and our more efficient production capabilities, we can generate revenue from this acquisition that exceed the annual revenues that we were generating from the products that were produced under our low-margin, third-party production contract we terminated on January 31, 2024. We believe the third-party production contract we terminated was not capable of increasing in value for us, was limiting the amount of profit we could generate from the products produced and created potential risk exposure from the number of employees involved in the operation. We believe the Thinking Tree Spirits acquisition will increase growth in the brands we continue to produce and sell, which could increase the value of those brands based on valuations multiples in the spirits industry. For example, Thinking Tree Spirit’s Butterfly Pea Lavender Vodka was named Vodka of the Year for 2023 by Wine and Spirits Magazine, making it one of the most premium products in the industry. We believe the addition of that product to our existing portfolio will strengthen the perception of our product offerings in the marketplace and help us grow our wholesale and retail revenues.
In 2017, we created and launched Flavored Bourbon, a bourbon flavored with brown sugar and cinnamon. It quickly grew into one of the fastest-growing flavored whiskeys in the Pacific Northwest and was named “World’s Best Flavored Whiskey” in 2018 and 2019 by Whiskey Magazine in London. In 2020, we sold a majority interest in the brand to an industry group and retained a significant minority position. We have an economic right to participate in any ultimate sales proceeds of any sale or other disposition of substantially all of the purchaser’s business or assets (for example, if the brand is sold, or if distributions or revenue shares from brand profits are generated). Following on the success of the Flavored Bourbon brand, and after examining the market, we created Cocoa Bomb chocolate whiskey, a premium flavored whiskey that was tested in a limited distribution in the Pacific Northwest in 2022 and first rolled out for wholesale expansion in 2023. In February 2025, Cocoa Bomb was recognized as the “Best Flavored Whiskey in the United States” by Whiskey Magazine, and was then named “World’s Best Flavored Whiskey” at Whiskey Magazine’s global competition in March 2025. This was the third time we have one these prestigious awards in the flavored whiskey category for the United States and globally.
While we were producing the whiskey products described above, we were aging additional whiskey with the goal of creating bottles of single-barrel selections with specific flavor profiles to appeal to the growing “bourbon hunter” demographic — a subset of whiskey drinkers who seek out small batch and unique high-quality whiskeys. Unlike many new brands entering the premium craft whiskey and bourbon category that rely on sourced liquid for all or a portion of their blends, we produce and age all of our products in-house for our Stiefel’s Select line. This allows us to leverage our experience and our innovative distillation methods while taking advantage of the Pacific Northwest’s unique climate to produce aged whiskeys that are authentic to our name and of the highest quality. Depending on the particular product, ingredients are blends of corn, rye, malted barley, unmalted barley, peated malt and wheat. Once aged in heavy-charred American Oak barrels, the finished product is bottled at 94 to 100 proof. Future releases could also include barrel-strength releases to be priced at the high end of the super-premium range. Each barrel is bottled, hand labeled, and hand numbered with sequentially-numbered bottles. All whiskeys under this brand are aged at least four years and are selected based on stringent tasting protocols we developed. Aged whiskeys are priced at super-premium prices and are frequently supply-constrained due to market demand and the time required to produce these products. As of December 31, 2024, we had 1,543 barrels of aged spirits in our warehouse that we are aging for ourselves and others. The prices at which we sell a barrel ranges from a low of $5,500 when product is bottled for sale through the wholesale channel to a high of approximately $20,000 or more if the contents are sold by the bottle through our own retail channels. Since the launch of Stiefel’s Select, we have already been awarded a Double Gold Medal, Gold Medal and Best of Category for our first releases by some of the most prestigious spirits competitions in the world.
In keeping with consumer trends, we also developed a line of super premium spirits-based RTDs in 12-ounce cans for on-the-go consumers. The RTD segment is among the fastest-growing segments of the alcoholic beverage market in the U.S., and our line of award-winning RTDs began to gain wholesale momentum in the Pacific Northwest in late 2022. These products come in four flavors: Peachy Bourbon, Gin Jam Fizzzz, Easy Peasy Lemon Squeezy and Blood Orange Vodkarita. Each recipe features a burst of flavors, low carbonation and a low 6.9% ABV (alcohol by volume). In a recent survey of 993 customers in our tasting rooms, 70% replied they would purchase our RTD products at a retailer, with the largest group of responders to the survey in the 26-45 age demographic. All four products have won awards from respected tasting competitions, including Peachy Bourbon, which was named best overall RTD among all RTD products by the Seattle Cocktail Club, a collection of the top bartenders and industry insiders in the region. In May 2023, all four RTDs ran the table at the International SIP judging with 3 Gold Medals, a Double Gold Medal, two Consumer Choice Awards and an Innovation Award. In the U.S., RTDs are projected by Grand View Research to reach $2.4 billion in revenue by 2030 with a 13% CAGR from 2020 to 2030. Consumers are increasingly favoring RTDs because of their convenience, consistent flavor profiles and lower alcohol content, which we believe helps to position the products in the growing “better for you” segment of the adult beverages market.

We also feature a series of gins, rums and limited-edition products, primarily in our tasting rooms as we examine which products perform well enough to try to push into broader distribution.
Distribution and Sales
We utilize an omni-channel approach for the distribution of our products, which includes sales through our-branded distilleries and tasting rooms; wholesale through distributors to retailers and on-premises accounts, such as bars and restaurants; DtC online sales; sales through state control systems; and sales through the TBN.
This approach includes five company-owned and Heritage-branded tasting rooms, two of which are attached to our distilleries in Washington and Oregon. We are also in the process of licensing out our brand, products and programs under our TBN model to several tribes for HDC branded tasting room facilities in or next to their casino operations. More information on our TBN effort is detailed in the next section.
As part of our innovation cycle, we utilize our owned distilleries and tasting rooms in the Pacific Northwest and partner tasting rooms to test products and trial and sell directly to consumers. In our tasting rooms, consumers can try new products as well as the mainstay or limited-production branded spirits and cocktails while they experience the excitement of drinking in a differentiated environment. We have developed a strong membership base across our facilities with over 2,500 active members, many of whom participate in our surveys on trends and taste preferences. These members are either part of our Cask Club, which allows them to develop custom products selected from a list of pre-approved recipes in our portfolio and to age them in their own 10-liter casks in our facility, or they are members of our Spirits Club, receiving regular shipments of spirits throughout the year.
We also rely upon, and intend to increasingly grow, the wholesale distribution of our products. SGWS, the leading U.S. spirits distributor with an approximately 34.6% market share across the U.S. in 2021, distributes our original mainstream products in Washington, Oregon and Alaska. In July 2021, we began a distribution arrangement with RNDC, the second largest U.S. spirits distributor with an approximate 20.3% market share in 2021, covering 39 of the 50 states in the U.S. plus Canada. In the second quarter of 2024, we launched wholesale distribution in Oklahoma through the MillerCoors beer network and added distribution in the third quarter of 2024 in Kansas, Kentucky and portions of Colorado. We supplement the work of our distributors with a direct sales force of individuals assigned to specific sales territories. These individuals manage the relationships with the applicable distributor’s sales teams, who themselves have teams of varying sizes selling products to accounts. This team works directly with retailers and on-premises operators to build demand and support their needs for marketing and other Heritage-specific information. During 2024, we sold to distributors in the wholesale channel approximately 20,221 cases of product, a decrease of approximately 13.2% compared to the 23,298 cases we sold on a wholesale basis in 2023, while seeing a nominal decrease in our wholesale revenue of approximately $62,000 during 2024 to approximately $1,596,000 compared to wholesale revenue of approximately $1,658,000 in 2023, an decrease of approximately 3.7%. The reduced volume of cases through our wholesale channel with a much smaller percentage decrease in revenue is proof that our strategy of migrating away from lower-margin spirits to higher margin spirits is working. We expect to see a significant increase in our wholesale revenues in 2025 and beyond, and an increase in margins as we focus on putting higher margin products into the wholesale channel.
As for our DtC channel, we have started to utilize new technologies and collaborations with the goal of reaching consumers in more than 46 states in 2024. This direct-to-consumer opportunity allows us to sell products to consumers in more states and enables the collection of consumer data and supports growth in product demand, which helps our distributors sell branded products in more states.
Tribal Beverage Network (TBN)
In addition to our traditional distribution channels, we have formed the TBN, which we believe will become an important production, sales and marketing channel over time, while helping to build our overall brand. This network was formed in collaboration with Native American tribes interested in entering a new business line that became available to them for the first time in 2018. In 2018, Justin Stiefel, our Co-Founder, Chairman and Chief Executive Officer, worked to lobby the U.S. Congress to pass legislation that overturned a 184-year federal law prohibiting spirits production on tribal lands. As a result of this landmark legislation, Native American tribes have a new economic opportunity and we are working with several Native American tribes on the development of our branded distilleries and tasting rooms, as well as the sale of our products and the creation of brands unique to participating tribes.
Today, Native American tribes that sell spirits to visitors at their casinos, restaurants, golf courses, hotels, resorts and shops are the largest sales accounts for spirits, wine and beer in each county in which they are present. Accordingly, we believe the potential revenue for participating Native American tribes is significant. As of December 31, 2024, there were approximately 245 Native American tribes in the U.S. with 527 tribal casinos in 29 states that generated annual revenues of approximately $32 billion. Not all tribes own casinos and several do not permit the sale of alcohol on their tribal lands. Each tribal casino that serves alcoholic beverages is the largest beer, wine and spirits account in the county or state in which they are located. Of the 527 tribal casinos, we estimate that approximately 250 are viable candidates for our TBN model. We calculate that with 100 TBN production and retail locations up and running in or near tribal casinos and entertainment districts, the participating tribes collectively can earn revenue from spirits sales and taxes on the products produced on their lands $350 million to $450 million per year, and that we could earn royalties of approximately $35 million to $45 million annually from these activities based on the value we bring to the relationships and operations. We believe the combination of growing TBN locations with more consumer exposure to our brand and products and the resulting product adoption within each region will support wholesale product sales with a positive feedback loop for our wholesale growth initiatives.
Using a “distributive and localized” network model, we expect to collaborate with tribes to lead the development of a nationwide tribal network for the production and sale of premium, branded craft spirits. The network is comprised of tribally-owned, localized distilleries with a centralized high-volume distributive distillery serving a specific area or region of the United States. Initial spirits production will occur at a single facility with additional distilleries receiving bulk spirits for final production and sale. By using this approach to production, each localized distillery is expected to be able to produce finished spirits through bottling, canning and labeling without the need for excess distilling equipment and unused capacity.
We generally seek to negotiate multi-year contracts with tribes of up to nine years, plus extensions, and to charge a mix of advisory fees and royalties. In exchange for these fees, we provide services relating to economic analysis, location design, pre-opening hiring and training, marketing support, centralized marketing development, raw input sourcing, bulk buying power for direct inputs such as glass, labels, caps, merchandise, new product development, monthly reporting, compliance and back-office support, halo marketing, staff training and new product development. Upon the commencement of a contract, we charge development fees associated with analysis, pre-design, design and pre-opening service for advising the tribe on the development of distilleries, tasting rooms and brands, and then charge a royalty on gross revenue once the distillery is operating. As part of the agreement, the applicable tribe is expected to produce and sell our branded products, and we are expected to work jointly with the tribe on products and brands unique to the tribe and its locations and regions. We believe this is a significant new business opportunity for tribes with the potential for strong revenue and profit growth, allowing tribes to capture the full margin benefit as manufacturers and the ability to collect and keep state spirits taxes for products made and sold on their sovereign land. We have already entered into agreements with multiple tribes, including agreements for a new Heritage Distilling branded tasting room that opened at the Stillaguamish Tribe’s Angel of the Winds casino north of Seattle, Washington in October 2024, the ongoing construction of a Heritage Distilling-branded tasting room at the Tonto Apache Tribe’s Mazatzal Casino in Arizona, which is anticipated to open in late 2025, and a landmark agreement between the Coquille Tribe of Oregon and the Oregon Liquor Control Board to allow for the first tribal distillery in Oregon. A Heritage Distilling-branded tasting room is under construction and scheduled to open in late 2025 at Coquille’s Mill Casino Hotel & RV Park on the water in Coos Bay, Oregon. This is the first such agreement between a Native American tribe and one of the 18 liquor control states in the United States and that project is under construction with a targeted opening in late 2025.
Pursuant to our multi-year agreement with the tribes, we license portions of our intellectual property, including our brands, recipes, awards and programs, to the tribe for use at their branded facility. We also assist the tribe with new product development, marketing, distribution, and tasting room operations, and Cask Club operations. We also provide training, expertise and experience in the design, construction and operation of the tribe’s distillery. We earn a monthly management fee from the tribe based on the monthly revenue of the tribe’s distillery, and receive a portion of the revenue earned by the tribe, in each case, for retail operations related to distilled spirits sales and services on site and based on additional production we bring to the facility. The parties can terminate the agreement under certain circumstances, including upon certain events of default, including a material breach of the agreement, failure to achieve profitability after five years, changes in federal or state laws related to alcohol, and a change of control of our company, among other limited events. We intend to enter into similar agreements with other Native American tribes going forward.
We believe that membership in the TBN provides extensive benefits to participating U.S. tribes, whether a tribe owns and operates a distributive facility or a localized distillery within the network, including profit margins that are estimated to equal or exceed 80% on retail activities before fees are charged. Tribes also enjoy unique benefits related to property and sales taxes associated with the production and sale of spirits on tribal trust land, including:
•Tribes keep state and local liquor taxes on the sale of spirits they produce and sell to consumers on their lands, which allows tribes to generate strong profitability.

•Tribal land is sovereign land, so tribes control their own zoning and permitting, which enables them to substantially reduce the time and expense required to begin construction as compared to building on non-tribal land.
•Tribes pay no sales tax on purchases of equipment or construction of distilleries and tasting rooms, which lowers start-up costs as compared to non-tribal locations.
•Tribes also pay no state or county property tax, inventory tax, personal property tax or ad valorem tax, which lowers their overall cost of operations compared to operations set up outside of the tribal land.
In addition to the revenue generated by spirits produced on-site, we plan to create a member-based rebate for each tribe participating in the TBN based upon the production and sale of products on tribal lands and the overall growth of the brands produced on tribal lands and benefitting from marketing support at tribal casinos and entertainment districts. We believe this rebate will encourage more tribes to enter the TBN and will enable participating tribes to share in the overall growth. In addition, by aligning with our nationwide branding and marketing efforts, TBN member tribes will receive support for the promotion of their own spirits production and associated events and activities. We believe that tribes that choose to locate a TBN distillery and our branded tasting room on, in or near a gaming and hospitality property will find the refined presentation of our locations adds a sophisticated, appealing experience to a dynamic space. The addition of this new customer amenity to a casino resort can highlight certain programs, thereby driving customer loyalty and repeat visits, while increasing margins through beverage sales via on-site restaurants and bars.
Under the TBN model, the participating tribes will fund the construction of their own distilleries and production and storage facilities and will pay all of the operating and labor expenses of those facilities while we provide support for the tribe’s operations, marketing, new product development and regulatory compliance functions. Heritage will provide ongoing tasting room support and training for the tribe’s employees to ensure consistency of operations, training and product and brand integrity.
Marketing
We believe we have developed a successful sales and marketing approach with our limited resources and anticipate that investing additional resources will be an important element in increasing the visibility of our brands and product offerings to our target consumers to support our ongoing growth.
Omni-Channel Marketing Approach.     Today’s consumers interact with brands through many channels, from traditional media to social media and other digital channels, and through various in-person and online purchasing methods. To build the visibility of our brands and create a grassroots consumer following to support our distribution channels, we have employed a strategic multichannel marketing approach that we believe allows consumers to engage with our company on their own terms and permits us to expand and deepen recognition for our brands. In addition to promotional activities, our marketing strategy utilizes data analytics, digital techniques and efficiency metrics, across a cross section of social media, lifestyle and brand influencer activities.
Working with one of our strategic advisors, we have developed an area of focus on DtC sales channels. While still in its early development and testing phases, the concept is to develop and streamline ways to get our products directly in front of consumers for trial, sampling and purchasing in our branded tasting rooms, partner TBN tasting rooms, TBN-specific entertainment districts with pop-up shops, trial, sampling, and bottle sales, and future planned co-located collaborative tasting rooms in partnership with other premium craft producers across the United States. The platform is built upon one-to-one marketing efforts through digital, social email and text to drive consumer trial and adoption of products and brands. We are also experimenting with artificial intelligence (“AI”) to create dynamic content to better identify and connect directly with consumers in key target demographic for each product and brand. The sales resulting from such efforts tends to be higher margin than the traditional wholesale route to market, which is the norm in the spirits industry right now. While all the other craft brands fight for shelf space in an increasingly crowded marketplace bottle necked by more and more distributor consolidation, we are developing a route to go straight to the consumer through multiple paths in a one-stop retail way that allows us to control the dialog and the brand position and to collect the consumer data. This effort has the combined positive attributes of allowing us to generate sales at high margins, capture consumer data and contact information for future sales targeting, and to build brand and product recognition to better support the wholesale launches of the best performing products and brands in the general market.
Labelling and Innovative Packaging Initiatives.     We recognize the importance of packaging and product labelling and their influences on consumers’ purchasing practices. We conduct surveys and consumer research to validate the taste profile and positioning of our products. As we grow and can access more resources, we expect our ability to refine our products in response to consumer interests will improve.

Production
We have two distilleries and two warehouses comprising an aggregate of approximately 100,000 square feet dedicated to end-to-end production and storage. Each distillery has and maintains mash, fermentation, distillation and bottling equipment. We began production of spirits after a thorough market search for high-quality equipment at each stage of the production process. For example, we selected Italian distilling equipment that provides for gentle treatment of the spirits and easy calibration to produce clean flavor profiles. Additionally, we source barrels made by Spanish coopers using American white oak that is cured in Spain for two years. We believe these special barrels and the charring levels in each one allows us to make consistent, smooth and flavorful spirits.
Sustainability is also an important aspect of our selection of grains. Where possible, we select family farms using organic and regenerative processes. As an example, according to the research database Science Direct, regeneratively grown grains typically save approximately 170,000 gallons of water per barrel produced over the course of the growing cycle.
Based on management’s estimates, we believe our current production capacity can expand by approximately six times without the need for additional investment. As volumes grow, we expect that future production capacity will also be provided by distilleries affiliated with member tribes in the TBN.
Raw Materials and Suppliers
Generally, the principal raw materials used in our products include corn and other grains (including rye, barley, wheat, and barley malt) and flavorings. The principal materials used in the packaging of our spirits include oak barrels, glass bottles, labels, aluminum cans and cartons. These materials are generally readily available from several sources, except for new oak barrels, which are available from only a more limited number of sources. As we have historically sourced grains from farms with which we have personal relationships, we have few long-term contracts in place with suppliers. However, these raw materials are sometimes affected by weather and other forces that could impact production and quantity.
Competition
The alcoholic beverage industry is highly competitive. We believe the principal areas of competition include, among others, flavor, packaging and positioning innovations, pricing, and distribution locations and shelf space, as well as promotional and marketing strategies. Our products compete with a wide range of other beverages, including spirits, beers and wines, and other alcoholic beverages, and increasingly non-alcoholic beverages designed and marketed to mimic the flavor of alcoholic beverages. Many of these products are produced by a relatively large number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.
Within the craft spirits segment of the market, important factors affecting our ability to compete include speed of innovation, product appeal and differentiation to consumers, brand and product image, taste and flavor of products, trade and consumer promotions, attractive packaging, product placement and distribution, access to capital and other resources, marketing and pricing. We also rely on our distributors to provide stable and reliable distribution and to secure adequate shelf space in retail outlets. Competitive pressures could cause our products to lose market share or experience price erosion, which could materially impact our business and the results of operations. These pressures could include directly competitive innovations, new products that are better aligned with consumer preferences, greater marketing spending, better placements, or a decline in consumer interest in the craft spirits segment overall.
We have experienced, and continue to experience, competition from new entrants in the craft spirits category. According to the American Craft Spirits Association, in 2023 there were approximately 2,800 active craft distilleries in the United States. Leading global participants entering and operating in the craft spirits market through the acquisition of small brands include Rémy Cointreau, William Grant & Sons, Pernod Ricard SA (OTC: PRNDY), Anchor Brewers & Distillers, Diageo PLC (NYSE: DEO) and Rogue Ales & Spirits. While competition in the craft spirits space is growing, most craft producers attempt to boast about a singular accomplishment, such as a singular product, a special package or a single marketing idea. We believe we offer several advantages relative to our competitors, including: a complete and end-to-end experience and product positioning; superior production methods resulting in award-winning products; a savvy and experienced team; an on-ramp for national distribution growth; a unique go-to-market growth route through the TBN; and creative marketing strategies. We believe few participants in the craft spirits segment can point to a similar collection of assets and opportunities.
The Kentucky Distillers Association reports that as of the end of 2024 more than 14 million barrels of Kentucky bourbon were aging in warehouses in the state, the highest number ever, with the expectation of 3 million more barrels being added this year. Historically, at steady-state, there were approximately 3.8 million barrels aging at any time. This huge increase in aging bourbon comes from the entry of numerous investors who bought into large lots of bourbon barrels anticipating prices would continue to rise as they let them sit in warehouses to age. As a result of the volume of supply in the state, and with more being made and even more production capacity coming online, prices for barrels of premium quality Kentucky bourbon are falling. We now have access to our pick of premium-aged Kentucky bourbon that we use to supplement for our Salute Series line of whiskey. Just as we are increasing volume and sales of the Salute Series line, our biggest input cost - premium Kentucky bourbon - is coming down significantly. We believe this represents a significant arbitrage opportunity in our favor and we do not yet see signs of falling prices finding a floor.
Regulatory Matters
Along with our distributors, retail accounts and ingredients and packaging suppliers, we are subject to extensive regulation in the United States by federal, state and local government authorities with respect to registration, production processes, product attributes, packaging, labeling, storage and distribution of the craft spirits, RTD canned cocktails and other products we produce. When we work with tribes, we are also subject to certain tribal requirements.
We are subject to state and local tax requirements in all states in which our products are sold, as well as federal excise taxes on spirits we remove from bond. We monitor the requirements of relevant jurisdictions to maintain compliance with all tax liability and reporting matters. In states in which we maintain distilleries and tasting rooms, we are subject to several governmental authorities, including city and county buildings, land use, licensing and other codes and regulations.
We have contracted with a third party to manage our regulatory licensing and renewal activities. We maintain licenses that enable us to distribute our craft spirits and RTD pre-mixed cocktails in all 50 states plus Washington, D.C., and to sell directly to consumers in 46 states via a three-tier compliant third-party firm. We currently utilize software tools available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the alcoholic beverage industry. This has enabled us to expand our operations and to grow our revenue while reducing the administrative burden of tax compliance, reporting and product registration. We plan to leverage our expertise and relationships with third-party service providers in this area to assist tribes participating in the TBN.
Alcohol-related regulation
We are subject to extensive regulation in the United States by federal, state and local laws and regulations regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Food and Drug Administration (the “FDA”). The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing spirits labeling guidelines, including input and alcohol content requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of spirits and alcoholic beverages through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well as the state laws of each state in which we sell our products. In the states in which our distilleries are located, we are subject to alcohol-related licensing and regulations by many authorities, including the state department of alcohol beverage control or liquor control. State agents and representatives investigate applications for licenses to sell alcoholic beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce state alcoholic beverages laws. We are subject to municipal authorities with respect to aspects of our operations, including the terms of our use permits. These regulations may limit the production of alcoholic beverages and control the sale of alcoholic beverages, among other elements.
Employee and occupational safety regulation
We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act (“OSHA”), and regulations governing prohibited workplace discriminatory practices and conditions, including those regulations relating to COVID-19 virus transmission mitigation practices. These regulations require us to comply with manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer. We are also subject to employment and safety regulations issued by state and local authorities.

Environmental regulation
Due to our distilleries and production activities, we and certain third parties with which we work are subject to federal, state and local environmental laws and regulations. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to perform similar purposes.
Privacy and security regulation
We collect personal information from individuals. Accordingly, we are subject to several data privacy and security related regulations, including but not limited to: U.S. state privacy, security and breach notification laws; the General Data Protection Regulation (“GDPR”); and other European privacy laws, as well as privacy laws being adopted in other regions around the world. In addition, the Federal Trade Commission and many state attorneys general have interpreted existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. Certain states have also adopted robust data privacy and security laws and regulations. In response to such data privacy laws and regulations and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual third-party provisions, and employee trainings to help ensure that we handle information about our employees and customers in a compliant manner. We maintain a global privacy policy and related procedures and train our workforce to understand and comply with applicable privacy laws.
Intellectual Property
We strive to protect the reputation of our brand. We establish, protect and defend our intellectual property in several ways, including through employee and third-party nondisclosure agreements, copyright laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies for employees. We have been granted over 75 trademark registrations in the United States for, among others, Heritage Distilling®, Heritage Distilling Co. (Stylized)®, our HDC Logo®, Cask Club®, Tribal Beverage Network® and the individual names and logos of certain of our products and numerous trademark registrations in other countries for the Heritage Distilling®, Heritage Distilling Co. (Stylized)®, HDC Logo® marks and the names and logos of certain Heritage products. We expect to continue to file trademark applications to protect our spirits brands.
We have also been granted copyright registration in the first version of our website located at www.heritagedistilling.com. Information contained on or accessible through our website is not incorporated by reference in or otherwise a part of this filing. As a copyright exists in a work of art once it is fixed in tangible medium, we intend to continue to file copyright applications to protect newly-developed works of art that are important to our business.
We also rely on, and carefully protect, proprietary knowledge and expertise, including the sources of certain supplies, formulations, production processes, innovation regarding product development and other trade secrets necessary to maintain and enhance our competitive position.
Human Capital
As of December 31, 2024, we had 83 employees, of which 21 worked part-time. Of our 83 employees, we employed 14 in corporate and administrative capacities, 7 in marketing and sales and e-commerce activities, 41 in retail activities and 21 in production, warehouse and product development activities. None of our employees is covered by a collective bargaining agreement.
We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, turnover, absenteeism and productivity. We frequently benchmark our compensation practices and benefit programs against those of companies in comparable industries and in the geographic areas where our facilities are located. We believe our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare and retirement benefits include:
•company-subsidized health insurance;
•401(k) Plan;
•tuition assistance program via FSA savings plan; and
•paid time off.

Employee safety is one of our top priorities. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with OSHA standards. Throughout the COVID-19 pandemic, we were deemed an essential employer and continued to operate with COVID-19 prevention protocols in place to minimize the risk of the spread of COVID-19 in our workplaces. Many of our administrative staff were required to work from home.
We strive for workforce retention with semi-annual retention bonuses for hourly employees and critical new hires. New and open positions are posted for viewing by our current workforce, and internal promotions are encouraged.
We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. We require and provide training for our employees covering harassment, discrimination and unconscious bias. This training is tracked and recorded by us and is mandatory for all new hires. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.
Seasonality
We experience some seasonality whereby the peak summer months and the winter holidays show a higher level of sales and consumption. However, the structure of our business and range of products in our portfolio are designed to mitigate major fluctuations. Based on historical activities, more than one-third of our annual revenue is earned in the fourth quarter of each year, and absent a major disruption or change in operations, management does not anticipate that to change in the foreseeable future.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this filing, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.
Risks Related to Our Financial Position and Capital Needs
We have a history of losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.
We have a history of operating losses, including operating losses of $(14,918,810) and $(11,264,559) for the years ended December 31, 2024 and 2023, respectively, and have incurred net losses in each prior year since our inception other than in 2021, the year in which we sold a controlling interest in our B S B — B rown S ugar B ourbon (“Flavored Bourbon”) brand. We had an accumulated deficit of $74,134,018 and total stockholders’equity of $791,767 at December 31, 2024 (after taking into account all convertible note conversions and the recognition of the associated fair value changes), and there can be no assurance if or when we will produce sufficient revenue from our operations to support our costs. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:
•sales and marketing, including expanding our direct sales organization and marketing programs, particularly for larger customers and for expanding our Tribal Beverage Network efforts;
•investments in our distillation and production team, and the development of new formulations and enhancements of our existing brands;
•expansion of our ready-to-drink canned cocktails into national distribution;
•hiring additional personnel to add to our production teams if we can successfully increase our wholesale sales; and
•general administration, including legal, accounting and other expenses related to being a public company.

These expenditures may not result in additional revenue or the growth of our business. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.
As we have incurred recurring operating losses and negative cash flows from operations since our inception, there is no assurance that we will be able to continue as a going concern absent additional financing, which we may not be able to obtain on favorable terms, or at all.
We have incurred operating losses since our inception and there can be no assurance if or when we will produce sufficient revenue from our operations to cover our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability consistently. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Our financial statements included in this filing have been prepared assuming that we will continue as a going concern. However, we have concluded that, absent access to additional working capital, substantial doubt about our ability to continue as a going concern exists and our auditors have referred to this in their audit report on our audited consolidated financial statements for the years ended December 31, 2024 and 2023. As a result, it may be more difficult for us to attract investors. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products and services.
Our ability to obtain additional financing will be subject to many factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay or scale back our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our business relationships with third parties, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives, including selling some or all of our aging barreled spirits inventory or equipment. The sale of such assets could impact our operations and our ability to produce products for sale and diminish future revenue opportunities. Any of these actions would likely result in our stockholders losing some or all of their investment in us.
We do not have any credit facilities as a source of future funds, and if we need additional financing, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may seek additional capital through a combination of private and public equity offerings, debt financing and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, which could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results.
Our future capital needs are uncertain, and we may need to raise additional funds to support those needs.
We believe we will need to raise additional capital in 2025 to cover our expenses and meet our growth objectives for the remainder of the year. We have the ability to draw down on the equity line of credit (ELOC) we put in place in February 2025, and we have an open private placement in the form of our Series B Preferred Stock offering. However, we may need to seek such additional financing through the offering of other instruments or securities, namely to:
•fund operations or fulfill previously existing commitments;
•develop or acquire additional brands or products;
•expand our sales and marketing efforts to further commercialize our products and TBN-related services;
•hire additional personnel;
•add operational, financial and management information systems;
•pay increased expenses as a result of operating as a public company; and
•expand our research and development efforts to expand and improve our product offerings and to successfully launch new products.
Our future funding requirements will depend on many factors, including:
•the trading price and volumes of our common stock in the public market;

•market acceptance of our products and services;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•our ability to expand the TBN and to generate royalty revenues therefrom;
•the cost of our research and development activities;
•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future; and
•how competing products and market developments in our industry impact our position in the market and how consumers view us and our products.
There can be no assurance that we will be able to obtain additional funds on acceptable terms, or at all. Our ability to obtain additional financing will be subject to market conditions, our operating performance and investor sentiment, among other factors. If we raise additional funds by issuing equity or equity-linked securities, including through the equity line of credit (ELOC) or the sale of additional shares of preferred stock or other securities or instruments our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results, and general business operations.
We may continue to have limited capital depending on our ability to raise additional equity or debt financing, how our funds are managed and how well our products and services continue to be received in the marketplace.
There can be no assurance that we can timely realize our business plan, if at all, to reach sustainable revenues to cover future operational costs or new obligations that we may incur to expand our operations. Any material deviation from our business plan timetable could require us to seek additional capital. There can be no assurance that such capital would be available at reasonable cost, or that it would not materially dilute the investment of our stockholders if it were obtained.
Our senior secured lender may accelerate our indebtedness and foreclose on our assets.
In the past, we have not met certain financial covenants required pursuant to the terms of our loan agreement with our senior secured lender. These covenants include semi-annual minimum liquidity tests, semi-annual minimum interest coverage ratios and semi-annual minimum EBITDA ratios. In addition, in the past, we have missed certain reporting deadlines required pursuant to the terms of such loan agreement. While we have secured a waiver of those past covenant defaults, and have entered into a loan modification agreement that reduces our reporting requirements and our financial covenants, there is no guarantee that our senior secured lender will continue to waive future defaults, if any. If our senior secured lender were to declare a default and accelerate our indebtedness under those circumstances, or were to seize our assets, it would be very difficult, if not impossible, for us to continue normal operations. Such a result would likely have a material adverse effect on our business, liquidity, financial condition and results of operations and result in our stockholders losing some or all of their investment in us.
Sustained or increasing inflation could adversely impact our operations and our financial condition.
The inflation rate could remain high or increase in the foreseeable future. This could put cost pressure on our company faster than we can raise prices on our products. In such cases, we could lose money on products, or our margins or profits could decline. In other cases, consumers may choose to forgo making purchases that they do not deem to be essential, thereby impacting our growth plans. Likewise, labor pressures could continue to increase as employees become increasingly focused on their own standard of living, putting upward labor costs on our company before we have achieved some or all of our growth plans. Our management continues to focus on cost containment and is monitoring the risks associated with inflation and will continue to do so for the foreseeable future. However, sustained or increasing inflation could adversely impact our operations, results of operations and financial condition.
Higher interest rates could adversely affect our ability to obtain debt financing and our operating results.
Interest rates rose substantially between March 2022 and the second half of 2023, and there is uncertainty as to when and the rate at which interest rates will decline. If interest rates continue to rise or remain higher than we have experienced in recent history, there is a risk it will cost more for us to conduct our business or to get access to credit. There is also a risk that consumers may feel increased economic pressure and not be willing to spend on our goods or services. Management continues to focus on interest rates and their impact on our business, the cost of borrowing and the potential impacts on our future capital-raising efforts.
Small Business Association (“SBA”) Paycheck Protection Program (“PPP”) loan repayment risk and timing.
In April 2022, we were advised we may have received a PPP loan over the amount we were qualified for in Round 1 of that program, and in April 2023, we received a similar notification for our Round 2 PPP loan. Those loans were part of the federal government’s relief package in response to the COVID-19 pandemic. The SBA had forgiven both loans as we had followed all rules associated with the use of proceeds under that program. It is possible that the SBA may determine that we must repay some of the amounts we received as PPP loans. If a demand is made by the SBA for some repayment, it is unclear at this time what the payment term length would be for such repayment and there is a risk that the SBA may require immediate payment or payment on a timeline that is shorter than we anticipate. Any demand for repayment could reduce our working capital and available cash in a way that adversely impacts on our ability to execute our business and operating plans. If the SBA demands that we repay any amounts owed more than the amount of our available cash, it could force us to raise new capital under less than favorable terms that could be dilutive to stockholders, or to take on debt that could have higher borrowing costs. As of December 31, 2024, the total exposure for these two loans was $2,269,456, plus accrued interest of $107,255.
We could be materially adversely affected by health concerns such as, or similar to, the COVID-19 pandemic, food-borne illnesses, and negative publicity regarding food quality, illness, injury or other health concerns.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the current outbreak of the COVID-19 pandemic, norovirus, Avian Flu or “SARS,” or H1N1. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect the customer traffic of our tasting rooms and our ability to adequately staff our tasting rooms, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we, or the tribes in our TBN, have distilleries or tasting rooms impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
A health pandemic (such as the COVID-19 pandemic) is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Our tasting rooms are places where people can gather for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other food service locations that have lower customer traffic and that depend less on the gathering of people.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our tasting rooms. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any negative publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our tasting rooms, or the tasting rooms of any of the tribes in our TBN, could result in a significant decrease in guest traffic in all of our tasting rooms or the tasting rooms of the tribes in our TBN, and could have a material adverse effect on our results of operations. Furthermore, similar publicity or occurrences with respect to other tasting rooms or restaurants could also decrease our guest traffic and have a similar material adverse effect on our results of operations and financial condition.
COVID-19 did not have a material impact on our operations, supply chain, liquidity or capital resources in 2023 as all state restrictions were lifted in 2022. However, future shutdowns related to additional or increased outbreaks could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reduced consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants and other locations where our products or those of our customers are sold; and labor shortages. Because of our industry, we were deemed an “essential business” in the states in which we operate (Washington and Oregon), which allowed us to remain open during the COVID-19 pandemic. In the event of future shutdowns related to additional or increased outbreaks of COVID-19 or any other health crises, we expect that we would qualify for the same “essential business” designation, which would allow us to remain operational and limit the impact to our business of any such shutdowns.

Furthermore, our facilities and those of our customers and suppliers have been required to comply with additional regulations and may be required to comply with new regulations imposed by state and local governments in response to the COVID-19 pandemic, including COVID-19 safety guidance for production and manufacturing facilities. Compliance with these measures, or new measures, may cause increases in the cost, or delays or a reduction in the volume of products produced at our facilities or those of the TBN partners of suppliers. The COVID-19 outbreak has also disrupted credit markets and may continue to disrupt or negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.
The extent of the impact on our business, financial condition, and results of operations from any future shutdowns is dependent on the length of time in which society, consumers, the supply chain and markets return to pre-shutdown “normal” levels of operations, if they do at all, and whether we qualify for “essential business” designation in the states in which we operate. The response to any future shutdowns may adversely impact our business, financial condition, and results of operations in one or more ways not identified to date.
Our current working capital deficiency, incurrence of significant losses and required additional funding to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Furthermore, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this filing.
The report from our independent registered public accounting firm on our financial statements for the years ended December 31, 2024 and 2023 includes an explanatory paragraph stating that our working capital deficiency, incurrence of significant losses and need to raise additional funds to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Our financial statements included in this filing have been prepared assuming that we will continue as a going concern. If we are unable to obtain sufficient funding to support our growth plans, our business, prospects, financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Such action could also trigger a foreclosure by our senior secured lender, which would have a material adverse effect on our business operations. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our future business activities and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
We may be subject to litigation from vendors for unpaid invoices, which could materially affect our business, results of operations, financial condition or liquidity.
We have accrued sums of accounts payable for past services rendered by vendors that are overdue and, while those vendors have exhibited patience in waiting to get paid, one creditor has initiated a litigation seeking payment of amounts due and there is a risk that one or more additional creditors could initiate litigation against us in an attempt to force payment of the amounts owed. Any litigation could cause us to incur significant costs defending such action. A successful suit could also hurt our credit standing, making it more difficult or expensive for us to secure additional funding or lines of credit in the future. Any penalties or fines associated with such judgments could also change or increase the amounts we owe or change the timing of payments owed in a way that affects our projected cash flow or use of proceeds.
Our failure to maintain an effective system of internal control over financial reporting could adversely affect our ability to present accurately our financial statements and could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.
Our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting in connection with the preparation of our financial statements and audit as of and for the year ended December 31, 2024, which relate to a deficiency in the design and operation of our financial accounting and reporting controls. Specifically, the material weaknesses resulted from (i) a lack of segregation of duties within the financial accounting and reporting processes due to limited personnel and (ii) a lack of adequate and precise review of account reconciliations and journal entries resulting in audit adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have begun to address and remediate such material weaknesses by hiring a Chief Financial Officer with significant accounting and public company financial reporting and compliance experience, and in the first quarter of 2025 we placed an experienced member of our finance team in the role of Controller. While we intend to implement additional measures to remediate the material weaknesses, there is no guarantee that they can be remediated in a timely fashion or at all. Our failure to correct these material weaknesses could result in inaccurate financial statements and could also impair our ability to comply with the applicable financial reporting requirements on a timely basis. While we believe we have addressed any regulatory or financial reporting issues highlighted by our auditor, such compliance issues, should they materialize or persist, could cause investors to lose confidence in our reported financial information and may result in volatility in and a decline in the market price of our securities, as well as adverse directions from federal, state and local regulatory authorities.
Section 404 of the Sarbanes-Oxley Act will require that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. It may take us time to develop the requisite internal control framework. Our management may conclude that our internal control over financial reporting is not effective, or the level at which our controls are documented, designed or reviewed is not adequate, and may result in our independent registered public accounting firm issuing a report that is qualified. In addition, the reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation promptly.
Risks Related to Our Business Model
We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.
Our industry is intensely competitive and highly fragmented. Our craft spirits compete with many other domestic and foreign premium whiskies and other spirits. Our products also compete with popularly-priced generic whiskies and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant alcoholic beverage lists and for marketing focus by our distributors, many of which carry extensive portfolios of spirits and other alcoholic beverages. We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. This competition is driven by established companies and new entrants in our markets and categories. In the United States, spirits sales are relatively concentrated among a limited number of large suppliers, including Diageo plc (NYSE: DEO), Pernod Ricard SA, E & J Gallo Winery, Proximo Spirits, Sazerac Company, MGP, and Constellation Brands, Inc. (NYSE: STZ), among others. These and our other competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other distilleries, producers and beverage manufacturers.
If we are unable to successfully compete with existing or new market participants, or if we do not effectively respond to competitive pressures, we could experience reductions in market share and margins that could have a material and adverse effect on our business, results of operations and financial results.
We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.
Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on the acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe we have been successful in establishing our brands as recognizable brands in the regional Pacific Northwest premium craft spirits industry, we may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors, retail customers and consumers. We believe the success of our brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

A reduction in consumer demand for whiskey, vodka, gin, RTDs and other spirits, which may result from a variety of factors, including demographic shifts and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.
We rely on consumers’ demand for our craft spirits. While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate or plans to participate. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, changes in discretionary income, public health policies and perceptions and changes in leisure, dining and beverage consumption patterns. Our success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our Heritage Distilling or other brands, our results of operations would be materially and adversely affected.
A limited or general decline in consumer demand could occur in the future due to a variety of factors, including:
•a general decline in economic or geopolitical conditions;
•a general decline in the consumption of alcoholic beverage products in on-premises establishments, such as those that may result from smoking bans and stricter laws relating to driving while under the influence of alcohol and changes in public health policies, including those implemented to address the COVID-19 pandemic;
•a generational or demographic shift in consumer preferences away from whiskies and other spirits to other alcoholic beverages or non-alcoholic beverages;
•increased activity of anti-alcohol groups;
•increased regulation placing restrictions on the purchase or consumption of alcoholic beverage products;
•concern about the health consequences of consuming alcoholic beverage products; and
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing.
Demand for premium spirits brands, like ours, may be particularly susceptible to changing economic conditions and consumer tastes, preferences and spending habits, particularly among younger demographic groups, which may reduce our sales of these products and adversely affect our profitability. For instance, a reduction in the overall number of consumers over the legal drinking age, but who are relatively new to the market, may choose to consume less alcohol, or to stop consuming alcohol altogether. An unanticipated decline or change in consumer demand or preference could also materially impact on our ability to forecast future production requirements, which could, in turn, impair our ability to effectively adapt to changing consumer preferences. Any reduction in the demand for our spirits products would materially and adversely affect our business, results of operations and financial results.
Adverse public opinion about alcohol could reduce demand for our products.
In the past, anti-alcohol groups have advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.
Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors that resell alcoholic beverages in all states in which we do business. Our inability to obtain distribution in some states, or a significant reduction in distributor demand for our products, would materially and adversely affect our sales and profitability.
Due to regulatory requirements in the United States, we sell a significant portion of our craft spirits to wholesalers for resale to retail accounts. A change in the relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate or otherwise cease working with a distributor for poor performance without reasonable justification, as defined by applicable statutes. Any difficulty or inability to replace a distributor, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. In addition, an expansion of the laws and regulations limiting the sale of our spirits would materially and adversely affect our business, results of operations and financial results. There can be no assurance that the distributors and accounts to which we sell our products will continue to purchase our products or provide our products with adequate levels of promotional support, which could increase competitive pressure to increase sales and marketing spending and could materially and adversely affect our business, results of operations and financial results.
Failure of third-party distributors upon which we rely could adversely affect our business.
We rely heavily on third-party distributors for the sale of our products to retailers, restaurants, bars, hotels, casinos, entertainment venues and other accounts. We expect sales to distributors to represent an increasingly substantial portion of our future net sales as we continue to grow our network of wholesale distributors. Consolidation among distributors or the loss of a significant distributor could have a material adverse effect on our business, financial condition and results of operations. Our distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger beverage, and specifically, craft spirits companies. Our independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that our distributors will continue to effectively market and distribute our products. The loss of any distributor or the inability to replace a poorly-performing distributor in a timely fashion, or our inability to expand our distribution network into states in which we do not currently have distribution, could slow our growth and have a material adverse effect on our business, financial condition and results of operations. Furthermore, no assurance can be given that we will successfully attract new distributors as we increase our presence in their existing markets or expand into new markets.
We incur significant time and expense in attracting and maintaining key distributors.
Our marketing and sales strategy depends largely on our independent distributors’ availability and performance. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments or agreements from some of our distributors and some of our distributors may discontinue their relationship with us on short notice. Some distributors handle several competitive products. In addition, our products are a small part of our distributors’ business. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional costs to attract and maintain key distributors in one or more of our geographic distribution areas to profitably exploit our geographic markets.
The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing distributors and/or if we fail to attract additional distributors, and/or our distributors do not market and promote our products above the products of our competitors, our business, financial condition and results of operations could be adversely affected.
It is difficult to predict the timing and amount of our sales because our distributors and their accounts are not required to place minimum orders with us.
Our independent distributors and their accounts are not required to place a minimum of monthly or annual orders for our products. To reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. For products in higher demand, there is typically a minimum par level held in distributors’ warehouses, and only once the inventory falls below that par level will a reorder be triggered. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.
The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.
In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states, and at what prices they will be offered to consumers. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures that are generally made available to new products only at periodically-scheduled listing intervals. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may produce or acquire, sales of our products could decrease significantly.

The privatization of a control state could adversely impact our sales and our results of operations.
Once products are approved for sale by the state liquor commission in a control state, the products move through the normal state warehousing, wholesale, distribution and retail sales channels established under such a system. State owned, managed or regulated stores set the prices for the products and there are rules and regulations regarding shelf placement, samplings and retail sales to consumers and bars and restaurants. In these markets, the approval for shelf space and pricing is conducted through the state process. In some control states, there are increasing levels of discussion about privatization, either because of negative views toward state ownership of the liquor system, the need for states to generate cash through the one-time sale of assets, or due to other political pressures in those states. Once a state privatizes its liquor system it creates significant disruption during the transition period towards privatization as distributors need to set up new warehouses and sales teams and new delivery routes, and bars and restaurants who were required to focus on purchasing only from their local state liquor store now must navigate a new distribution system, sometimes with new pricing and new taxes. Likewise, if spirits sales move into private stores and major retail chains, new challenges are created for small or new brands like ours which then must compete for shelf space with larger, more established or better funded brands. If we are successful in growing our brand approval and sales in control states and one or more of those control states privatizes its liquor system, our sales, revenue and profitability derived from sales in those states may be disrupted.
Substantial disruption to production at our distilleries and distribution facilities, or at a facility with which we contract or partner for production, could occur.
A disruption in production at our distilleries or third-party production facilities could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, co-packers or distributors. The disruption could occur for many reasons, including a full production schedule, fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.
The prices of ingredients, other raw materials, packaging materials, aluminum cans, glass bottles and other containers fluctuate depending on market conditions, governmental actions, climate change and other factors beyond our control. Substantial increases in the prices of our ingredients, other raw materials, packaging materials, aluminum cans and other containers, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce our sales. In addition, some of our ingredients as well as some packaging containers, such as aluminum cans and glass bottles, are available from a limited number of suppliers. We and our suppliers and co-packers may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients that are available from a limited number of suppliers. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs; or events such as natural disasters, widespread outbreaks of infectious diseases, power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
Our reliance on distributors, retailers and brokers, or our inability to expand the TBN, could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.
Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas, and our ability to expand the reach of the TBN. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their business. This network’s success will depend on the performance of its distributors, retailers and brokers. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, the financial position or market share of such third parties may deteriorate, which could adversely affect our distribution, marketing and sales activities.
We also expect to expand our business into other geographic markets by expanding our TBN network and entering new relationships or joint ventures with additional North American Indian tribes. While we believe we have a significant first mover advantage in our ability to attract and expand the interest of North American Indian tribes in establishing distilleries on tribal lands, it is possible that the interest of tribes in the construction or operation of distilleries will not develop as expected or will develop at a slower pace. To the extent we are unable to expand the TBN in a timely manner or at all, our sales and results of operations could be adversely affected.
Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers, and to expand the TBN will depend on many factors, some of which are outside our control. Some of these factors include:
•the level of demand for our brands and products in a particular distribution area;
•our ability to price our products at levels competitive with those of competing products; and
•our ability to deliver products in quantity and at the time ordered by distributors, retailers and brokers.
We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success regarding any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.
Our TBN efforts may not be successful.
Our business plan includes licensing our products, services and concepts to certain third parties, including tribal business entities or American Indian tribes as part of the TBN. As planned, we would receive royalties associated with revenues earned through non-exclusive limited licenses for the right to use, sell and assign certain of our patents, trademarks, brands, recipes and other protected assets. However, these efforts may not be successful. While the current plan does not envision us providing any capital to build out and operate these licensed locations, our involvement in these efforts will require the time and efforts of our employees and executives, which may detract from their time spent building our brand and value as a standalone entity. The risks associated with our TBN plan, which individually or in the aggregate, could harm our overall brand, reputation, perception in the market and financial position, include:
•Sovereign Immunity and Choice of Venue — Tribes enjoy sovereign immunity for certain activities that take place on trust land. Since it is envisioned that these partnerships will occur on trust land, we intend to seek a waiver of sovereign immunity. There can be no assurance that such a waiver will be granted, or if it would be interpreted as enforceable later. Likewise, unless a tribe grants us a waiver to seek relief in a federal or state court, there is a risk that a dispute must be heard in Tribal court, which may not provide us with a fair hearing.
•Right of entry — In the event we secure a waiver of sovereign immunity or the right to seek a venue for hearing in federal or state courts, there is no guarantee that we will secure an adequate right of entry onto Tribal land to enforce our rights. Such rights could include recovery of intellectual property, personal property or other property, goods, equipment, stock or other tangible assets owed to us. Even if we secure a right of entry, there can be no assurance that we will be respected or enforced by proper authorities with jurisdiction over the matter.
•Product Quality — There can be no assurance that our Tribal partners will adequately follow each of our prescribed procedures, recipes and protocols to ensure compliance with labeling standards or the quality of product that we otherwise insist on or they may not keep sufficiently detailed records for state and federal auditing purposes. Either event could cause products to be redistilled, dumped, impounded or disposed of in a way that adversely impacts our operating results and financial condition.
•Failure to Produce — Our Tribal partners might fail to produce the amount of product required to meet demand, fulfill contracts or propose new products to distribution outlets. Further, equipment, raw ingredients and/or finished ingredients or goods may not be readily available for licensed partners at any given time, which could negatively impact the cash flow and deliverability of an operation, the licensed partners and/or our brand.

•Cross Sales into Distribution Channels — Our Tribal partners might attempt to directly sell into the market in violation of our distribution agreements, or attempt to compete with us in distribution outside the context of a formal company-wide distribution plan, which could disrupt our contractual or legal obligations, undercut us in the market, flood the market with product or cause confusion within distribution channels.
•Change of leadership — Tribal organizations have regular elections for leadership positions. It is almost certain that at some point during the negotiation, design, construction or operation of a location that a change in Tribal governance will conflict with the operation of the business to the detriment of us. This could result in our decision to seek early termination of a contract to avoid disruptions in other parts of our business or to protect the integrity of our brand and reputation if the relationship with a Tribal partner materially deteriorates.
•Failure to resell the concept — The initial Tribes with which we work may not inspire other Tribes to join the TBN, thereby impacting the future number of TBN locations and future anticipated growth plans. Accordingly, an insufficient number of Tribal partners may decide to join the TBN, or such licensees may have an insufficient level of sales to justify or sustain continued operations.
•Failure to take our management input into account — Tribal partners may not consider our desire or input with respect to production, branding, marketing, sales and distribution.
•Failure to have adequate oversight over employees, personnel, product — As the actual employer of employees operating the new locations, tribes may not consider our hiring input or guidance as it relates to customer service, technical and quality assurance, documentation and compliance, among other issues. In such an event, we would have little recourse to remove Tribal employees from key positions.
•Failure to have access to the books and records — Tribal partners might withhold financial information from us such that we cannot adequately determine sales, costs and net revenues, among other financial metrics.
•Interpretation of federal or state law; failure to follow the law — We are one of the first entities attempting to license spirits manufacturing. There is a risk that federal, state and/or local regulators may view this activity as a violation of applicable laws, rules or regulations, such that we and our licensed partners must adapt our business plans and strategies, or to abandon our TBN plans altogether. There is also a risk that a member tribe in our TBN may not follow the law.
•Community backlash — Before, during or after our partnerships, Tribal or non-Tribal members might accuse us of engaging in activities that enhance or promote alcoholism and our impact on Indian communities. Such a campaign could tarnish our brand and put pressure on us or our Tribal partners to terminate our arrangements.
•Failure to be perceived as authentically “local” — Some consumers may not view the idea of licensed distilleries as being authentically “local,” such that our brand reputation and products may be diminished in a particular region.
A non-profit or charitable partner could act in a way that damages our brand.
We currently partner with non-profits and charitable organizations to market some of our products to generate sales for our company and raise donations for charities. There is a risk one or more of these entities, or specific people within their groups, could misuse donations we provide them or act in a way not in conformity with the goals or mission of the partnership. This could cause reputational damage to us or to our brands, particularly to our brands, that may be associated with the non-profit efforts and may make it more difficult for us to secure future partners.
If we do not adequately manage our inventory levels, our operating results could be adversely affected.
We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

We may not be able to replicate the flavor profiles of our products.
We may develop a following for one or more products in which we might not be able to replicate the recipe or flavor profile. Our super premium aged whiskeys, rums and brandies take time to age, and we follow specific steps in our recipes. There is a chance a particular step is not taken properly or is missed entirely. In this case, it might be years before we find the impact of such actions on the final product and by that time, we may not be able to use that product for our intended purposes, which could impact our business plans and/or revenue targets. It could also mean a product we were planning to age to meet future plans might not be available, which could impact future revenues or value.
There is a long lead time for the production of our products due to the aging process for spirits.
There is a significant lead time required for us to age products to scale up for increased demand. As our footprint and sales grow, it may be difficult for us to produce and adequately age certain of our products to meet or sustain demand. Likewise, if we find suppliers of adequate supplies in the marketplace, there is no guarantee such supplies will remain available, or that if they are available, that the price for such items will be commercially reasonable.
We have a minority ownership interest in another brand, the value of which may never be realized or monetized.
While we have a minority interest in Flavored Bourbon LLC (“FBLLC”), the owner of the Flavored Bourbon brand, there is no guarantee that such brand will ever grow in value or retain its current value. The management team of FBLLC could fail in their efforts to grow the Flavored Bourbon brand and our investment in such a brand may never be monetized. The majority owners of FBLLC, or FBLLC’s management team, could fail to adhere to their contractual obligations to us as they relate to future distributions or payments, which could adversely affect our financial condition and results of operations. If an investor invests in us assuming a certain return or share in proceeds from the growth or sale of such brand, such investor may never realize such returns, or the value of such investor’s investment in us could decrease materially.
In addition, a well-known actor and celebrity is a co-owner of FBLLC and has been publicly and prominently involved in marketing the Flavored Bourbon brand to consumers. If any celebrity associated with the brand falls ill and cannot fully recover, or he or she fully recovers and chooses to disengage from continuing to market the Flavored Bourbon brand, it could severely impact the planned growth for the brand and cause the anticipated future value to never be realized. It could also impact the ability of the Flavored Bourbon brand to be monetized. If an investor invests in us assuming a certain return or share in proceeds from the growth or sale of such brand because of the co-ownership and marketing support of such actor, such investor may never realize such returns, or the value of such investor’s investment in us could decrease materially.
In addition, if any celebrity associated with the brand is accused of making comments or engaging in any activity that is offensive, dangerous or illegal, it could materially impact the value of the Flavored Bourbon brand and an investor’s expectation of returns from the possible sale of such brand.
Some of our future earnings from any sale of FBLLC have been pledged as inducements to secure past financings, which could reduce or eliminate our receipt of gains from the future sale of FBLLC for the benefit of our company or our investors.
As an inducement to obtain financing in 2022 and 2023 through the sale of convertible notes, we agreed to pay to the investors in such financings a portion of the proceeds we may receive from the sale of FBLLC or the Flavored Bourbon brand in the amount of 150% of their subscription amounts. For additional information regarding such payment obligation, see Note 5 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this filing. As a result of such payment obligation, purchasers of our common stock who may have anticipated a certain return, or expected to share in our proceeds, from the growth or sale of FBLLC or the Flavored Bourbon brand may never realize such returns, or the value of such purchasers’ investment in us could decrease materially after required payments to our creditors are made.
Our interest in FBLLC or any future brand or entity in which we invest could be subject to dilution if there is a capital call in which we do not participate.
As a minority owner in FBLLC, we do not control the budget, spending or planning associated with the Flavored Bourbon brand, nor do we control whether there is a capital call, nor the terms of any offering that would result from a capital call. A capital call by FBLLC for which we do not have the resources to participate in full, or at all, could lead to dilution of our ownership in the Flavored Bourbon brand. A capital call by FBLLC could also have terms that put us in a less favorable financial position regarding any future potential earnings of the brand if we do not or cannot participate in such capital call. Conversely, if we choose to participate in a capital call, there is no guarantee of success or a return on such an investment. If an investor invests in us assuming a certain return or share in proceeds from the growth or sale of the Flavored Bourbon brand because of our current ownership level in FBLLC, such investor may never realize such returns, or the value of such investor’s investment in us could decrease materially. In the first quarter 2024, FBLLC completed approximately $10 million of a planned $12 million capital call to fund growth in its operations and marketing. We have no view to when, or if, the final $2 million will be raised via this facility and there should be no expectation that we will participate in the remainder of that offering if they elect to complete it.
An interruption of our operations or a catastrophic event at our facilities or the facilities of a partner or supplier could negatively affect our business.
Although we maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at any of our distilleries or other production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. To the extent that our premium or value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers would be difficult.
Part of our business plan contemplates our customers storing barreled inventory of aged premium whiskeys, rums and brandies at our barrel storage facility in Gig Harbor, Washington. If a catastrophic event were to occur at this facility or at our warehouses, our customers’ products or business could be adversely affected. The loss of a significant amount of aged inventory at these facilities through fire, natural disaster or otherwise could result in customer claims against us, liability for customer losses, and a reduction of warehouse services revenue.
We also store a substantial amount of our own inventory at our distribution warehouses in Gig Harbor, Washington and Eugene, Oregon. In addition, we store finished goods and merchandise at all of our retail locations. Some of our raw inputs are stored at supplier warehouses until we are ready to receive them. At times we have raw goods, work-in-progress inventory, or finished goods at third-party production or co-packing facilities, or in transit between any number of locations. If a catastrophic event were to occur at any of these locations or while in transit or storage, our business, financial condition or results of operations could be adversely affected. The loss of a significant amount of our aged inventory at these facilities through fire, natural disaster or otherwise could result in a reduction in supply of the affected product or products and could affect our long-term performance of affected brands.
Likewise, the facility of a TBN partner or supplier producing or storing product, inventory or aging inventory could suffer an uninsured or underinsured loss that impacts our business. This could result in a reduction in supply of the affected product or products and could materially adversely affect the long-term performance of certain of our brands.
The formulas, recipes and proportions used in the production of our products may differ materially from those we have assumed for purposes of our business plan.
The assumed formulas, recipes and proportions in our business plan, and the resulting product yields, revenues and profits, could greatly differ from what we assumed. As a result, our financial projections could change dramatically overall and on a per-bottle or per-unit basis. Such changes could result in significant reductions in the assumptions for sales, profits and distributions for stockholders, thereby negatively impacting potential returns for investors or putting the investors’ investments at risk.
We may be disparaged publicly or in the press for not being authentically “craft.”
Having multiple distillery locations, increasing the scale of our operations, collaborating with larger partners to achieve our goals, licensing our brand to third parties for production, or becoming a publicly-traded company could, individually or in the aggregate, impact how and whether consumers, competitors, regulators and the media, among others, perceive us as a “craft” distiller. In addition, because we are permitted to, and often do, source intermediate and finished spirits materials in bulk, such as whiskeys and neutral grain spirits, for blending, flavoring, bottling, mixing or aging, a public accusation or pronouncement by a third party or the press of such a practice as not “craft” could cause us to come under intense scrutiny in the market such that we lose our perception as a “craft” distiller, which could result in consumer backlash, negative news stories, the removal of our products from bars, restaurants and retail stores and the dropping of our products by distributors and wholesalers. Any such scenario would likely cause significant hardship for us and could cause an investment in us to lose all or some of its value.
We are subject to seasonality related to sales of our products.
Our business is subject to substantial seasonal fluctuations. Historically, a significant portion of our net sales and net earnings has been realized during the period from June through August and in November and December. Accordingly, our

operating results may vary significantly from quarter to quarter. Our operating results for any quarter are not necessarily indicative of any other results. If for any reason our sales were to be substantially below seasonal norms, our annual revenues and earnings could be materially and adversely affected.
If our inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.
We expect our inventory levels to fluctuate to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.
Weather conditions may have a material adverse effect on our sales or on the price of raw materials used to produce spirits.
We operate in an industry in which performance is affected by the weather. Extreme changes in weather conditions may result in lower consumption of craft spirits and other alcoholic beverages. Unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and impact demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales, which could affect our business, financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales.
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor quality could negatively impact our production costs and capacity.
Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events, or changes in the frequency or intensity of weather events, can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.
Water is essential in our product production and is a limited resource in some of the regions in which we operate. If climate patterns change and droughts become more severe in any of the regions in which we operate, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. Such events could adversely affect the results of operations and financial condition.
During the fermentation process required to make spirits, carbon dioxide is produced and vented into the atmosphere. Currently there are no regulations in the industry requiring capture of carbon dioxide. If a government decided to implement such requirements, it might not be technically feasible for us to comply, or to comply in a way that allows us to operate profitably. Failure to implement any such rules could result in temporary or permanent loss of licenses, fines, penalties or other negative outcomes for us.
The equipment we use and intend to purchase in the future to make our products or offer our services may not perform as planned or designed.
The equipment we use and intend to purchase in the future to make our products or offer our services may not perform as planned or designed. Such failures could significantly extend the time required to make batches of products for sale. As such, our reputation could suffer, thereby impacting future sales and revenues.
Further, given that we are engaged in a manufacturing process, it is likely that equipment will break down or wear out, including after the lapse of a warranty period related to such equipment, which could require us to expend unanticipated resources to repair or replace such equipment, thereby delaying, reducing or otherwise impacting our anticipated revenues.

Temperature issues in fermentation vessels, bacteria or other contamination could negatively affect the fermentation process for our products.
Our products require proper fermentation of grains or fruits. Temperature issues in fermentation vessels could negatively affect the fermentation process, as could bacteria or other contamination. As such, faulty fermentation or contamination could force us to discard batches of fermenting product before it can be distilled. This would not only cost us in wasted fermenting products that must be disposed of, but would also extend the sales cycle for the affected products, thereby delaying, reducing or otherwise impacting our anticipated revenues.
We operate in highly-competitive industries, and competitive pressures could have a material adverse effect on our business.
The alcoholic beverages production and distribution industries in our region are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product. The alcoholic beverage industry competes with respect to brand recognition, product quality, brand loyalty, customer service and price. Our failure to maintain and enhance our competitive position could materially and adversely affect our business and prospects for business. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including our quality or pricing, compared to competitor’s products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.
Our failure to manage growth effectively or prepare for product scalability could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.
Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees.
Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the marketing of the products we sell and the hiring of additional employees. For effective growth management, we must continue to improve our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.
We may not be successful in introducing new products and services.
Our success in developing, introducing, selling and supporting new and enhanced products or services depends upon a variety of factors, including timely and efficient completion of service and product design, development and approval, and timely and efficient implementation of product and service offerings. Because new product and service commitments may be made well in advance of sales, new product or service decisions must anticipate changes in the industries served. There can be no assurance that we will be successful in selecting, developing, and marketing new products and services or in enhancing our planned products or services. Failure to do so successfully may adversely affect our business, financial condition and results of operations.
Further, new product and service introductions or enhancements by our competitors, or their use of other novel technologies, could cause a decline in sales or a loss of market acceptance of our planned products and services. Specifically, our competitors may attempt to install systems or introduce products or services that directly compete with our planned products or service offerings with newer technology or at prices we cannot meet. Depending on our customer arrangements then in effect, we could lose customers as a result.

Our management team may not be able to successfully implement our business strategies.
If our management team is unable to execute our business strategies, then our development, including the establishment of revenues and our sales and marketing activities, would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team, or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.
If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.
Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Justin Stiefel, our Chief Executive Officer, and Jennifer Stiefel, our President, perform key functions in the operation of our business. The loss of either officer could adversely affect our business, financial condition and results of operations. We do not maintain key-person insurance for members of our management team beyond those two executive officers because it is cost prohibitive to do so at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.
Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.
Due to the regulated nature of the alcoholic beverage industry, we must establish strategic relationships with third parties. Our ability to establish strategic relationships will depend on many factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future. In addition, any strategic alliances that we establish may subject us to several risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by factors outside of our control.
Our strategy may include acquiring companies or brands, which may result in unsuitable acquisitions or failure to successfully integrate acquired companies or brands, which could lead to reduced profitability.
We may embark on a growth strategy through acquisitions of companies or operations that complement our existing product lines, customers or other capabilities, such as our recent acquisition of Thinking Tree Spirits. We may be unsuccessful in identifying suitable acquisition candidates or may be unable to consummate desired acquisitions. To the extent any acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:
•unexpected losses of key employees or customers of the acquired company;
•difficulties integrating the acquired company’s products, services, standards, processes, procedures and controls;
•difficulties coordinating new product and process development;
•difficulties hiring additional management and other critical personnel;
•difficulties increasing the scope, geographic diversity and complexity of our operations;
•difficulties consolidating facilities or transferring processes and know-how;
•difficulties reducing costs of the acquired company’s business;
•diversion of management’s attention from our management; and
•adverse impacts on retaining existing business relationships with customers.

Our recent acquisition of Thinking Tree Spirits could present several challenges or potential liabilities that could adversely affect our business, including the following:
•we may not be able to fully integrate the acquired brands or products into our platform;
•we may not be able to recover the cost of the investment in a way that makes the acquisition profitable or a good decision;
•we may suffer reputational harm in the communities in which Thinking Tree Spirits is located from people who object to a local business being acquired;
•we may not have been given all relevant information during our due diligence process, which could have affected our decision to proceed with the acquisition or could have allowed us to renegotiate the purchase price or other terms;
•we are obligated by certain earn-out provisions of our purchase contract to issue to the sellers of Thinking Tree Spirits additional shares of our common stock over the next three years if the Thinking Tree Spirits brands grow in revenue over that period, which could lead to dilution for all other shareholders; and
•as the purchaser in the acquisition, we may be subject to litigation related to certain acts of Thinking Tree Spirits or its management that occurred prior to the acquisition, including wrongful termination or age discrimination claims, securities fraud, whistleblower issues or other matters, known or unknown to us at the time.
Certain former Thinking Tree Spirits shareholders opposed our acquisition of that company and filed a notice exercising dissenters’ rights. Two of the dissenters claims have been resolved and we are awaiting final resolution of the third.
In July 2024, three Thinking Tree Spirits shareholders provided Thinking Tree Spirits a notice of dissent to our proposed acquisition of Thinking Tree Spirits on the terms set forth in our acquisition agreement for that company. We have subsequently settled with two of the three TTS dissenters and are awaiting final resolution with the third. The third dissenter initiated litigation on April 16, 2025 seeking payment under the Oregon dissenters rights statute.
The outcome of any litigation related to the remaining open dissenter is inherently uncertain and it is possible that the plaintiffs in any such litigation will prevail no matter how vigorously we defend ourselves or the fact that we provided them with a fair and reasonable offer. In such case, the judicially-determined value of the shares of the dissenting shareholders could exceed the per share value of the consideration we paid for Thinking Tree Spirits, which could result in the payment of significant compensatory damages by our company. Any such adverse decision in such actions could have a material adverse effect on our financial position and liquidity and on our business and results of operations. In addition, regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Further, in the event there is litigation that becomes public, such litigation could cause harm to our brand and our reputation, thereby impacting the value of our shares of common stock held by our stockholders.
We may enter partnerships, co-branding arrangements, licensing agreements, co-location, joint branding or other collaborative arrangements with other brands, producers, partners or celebrities which could distract from our core business plans, create new risks for our company or otherwise dilute our efforts at growing the value of our company or our brands.
To grow our sales, increase revenue, open new channels of distribution or increase the presence of our company or a brand, we may enter in several arrangements or agreements, including but not limited to partnerships, co-branding arrangements, licensing agreements, co-location, joint branding or other collaborative arrangements, with other brands, producers, partners or celebrities. Examples of some of these arrangements could include:
•Co-branded or jointly branded products — There is a risk that the co-branding does not work or does not make sense to the consumer, which would depress sales and could result in a loss of the effort, time and money spent on developing such products. There is also a risk the other brand owner with whom we partnered on the effort may not be able to fulfill its agreements, thereby resulting in lower sales, revenue and profitability compared to expectations heading into such arrangements. There is a risk the other brand owner cannot pay its bills, becomes insolvent, files for bankruptcy, is foreclosed upon or otherwise must cease operations, in which case we could have a co-branded product without a corresponding co-branding partner. In such a case, it may also be that we lose the right to continue using the co-branded designs, recipes or trademarks because of a change in operation. There is also a risk that the entity with whom we have co-branded, or one of its employees, managers, executives, directors, or prominent shareholders, does or says something to cause harm to the co-branded product and our brand by association.
•Licensing Agreements — There is a risk that if we license to others one or more of our brands, trademarks or patents, the licensee might not pay us the licensing fees or royalties due to us for a variety of reasons. The licensee might attempt to modify or use such licensed items in an inappropriate way inconsistent with our company, the brand, or the terms of the license. There is a risk the licensee, or one of its employees, managers, executives, directors, or prominent shareholders, does or says something to cause harm to the licensed product and our brand by association.
•Co-location — We may decide to co-locate or co-brand retail spaces with other distillers or producers, either in their space or in our space to increase the variety of our offerings, attract new consumers to our space or get our brand and products in front of consumers in areas of the country where we do not have a physical presence. There is a risk that the co-location does not work or does not make sense to the consumer, which would depress sales and could result in a loss of the effort, time and money spent on developing such co-location presence. There is also a risk the other brand owner with whom we partnered in the effort may not be able to fulfill its agreements, thereby resulting in lower sales, revenue and profitability compared to expectations heading into such an arrangement. There is a risk the staff of the co-location partner does not represent our brand properly to consumers, or creates confusion about the brand or the products, or otherwise encourage consumers to skip purchasing our brands in favor of trying and purchasing their own brands. Likewise, there is a risk the co-location partner accuses our retail employees of not representing the co-located brand properly to consumers, or creating confusion about the brand or the products, or otherwise is accused of encouraging consumers to skip purchasing those brands in favor of trying and purchasing our own brands. There is a risk the other brand owner cannot pay their debts, becomes insolvent, files for bankruptcy, is foreclosed upon or otherwise must cease operations, in which case we could have a co-located presence without a corresponding co-location partner to fulfill its terms of the agreement. In such a case, it may also be that we lose the right to continue using the co-located space to market and sell our products. There is also a risk that the entity with which we have co-located, or one of its employees, managers, executives, directors, or prominent shareholders, does or says something to cause harm to the co-located product and our brand by association.
•Other collaborative arrangements with brands, producers, partners, or celebrities — We may enter into collaborative agreements with other brands, producers, partners, or celebrities. There is a risk that those collaborative partners might not fulfill their obligations under the agreements, or they may not pay fees or royalties due to us. They may use licenses from us in an inappropriate way inconsistent with our company, our brands, or the terms of the license. There is a risk they could do or say something to cause harm to our brand or the collaboration effort by association.
Any one or more of the above risks, if they materialize, could result in lower sales, less revenue than anticipated, less profit than anticipated or a reduction in the value of our brands or reputation or value, which could have a material adverse effect on our business or operating results.
From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.
Companies operating in the alcoholic beverage industry may, from time to time, be exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups and governmental agencies have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the use or misuse of alcohol, and efforts have been made attempting to tie the consumption of alcohol to certain diseases, including various cancers. These campaigns could result in an increased risk of litigation against us and other companies in our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.
From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or, following this transaction, securities-related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to us and our spirits brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results.
We may not be able to maintain our production, co-branded or co-packed spirits products or win any such agreements in the future.
We have previously secured, and continue to bid on, contract production, co-branded or co-packed spirits products. However, there is no guarantee that we can maintain those contracts, or that any products produced pursuant to such contracts will have success in the market, or that we can continue to secure additional similar projects. The loss of any such current or future projects could significantly impact our cash flow, finances and equipment utilization rates.
We have affiliations with products associated with more established brands and celebrities.
More established brands with which we partner, for which we produce products or with which we are otherwise engaged in business could become the subject of public criticism for the actions, or lack thereof, related to issues in the public sphere. This could include the actions of executives, employees or spokespersons associated with such brands, or public positions related to social or political matters. Such items could negatively impact the perception of our brand by association.
We are also endorsed by certain celebrities, and we have an ownership interest in brands associated with celebrities. There is a risk that actions taken by such celebrities could negatively impact our brand or the perception of our goods and services. Any brands in which we have an ownership interest that are associated with public figures could have a diminished value due to certain actions taken by such public figures.
We may be subject to claims for personal injuries at our facilities.
We offer tours of our facility and, pursuant to our My Batch program, allow customers to assist the distillers and other employees in the use of our equipment to make products for the customers’ specific purchase under our supervision. We also allow the public entry into other areas of our facilities, including our tasting rooms, and sometimes we make our spaces available for private events.
Because of the processes, equipment, products and chemicals we have on-site, employees, customers, delivery persons, vendors, suppliers, contractors or other persons could be injured or killed in the event of an accident. Any such result could force us to limit or curtail all or some of our operations or sales, thereby negatively impacting our financial performance significantly. Such an incident may also cause us to be subject to significant liability that may not be covered by insurance. In addition, such an event would likely result in litigation that could be costly and could distract our management from operations.
We may be subject to vandalism or theft of our products or equipment.
We may be subject to vandalism or theft of our products or equipment, including, but not limited to, theft by our employees or “shrinkage.” Loss of a product or equipment could take a long time to replace, causing disruptions in our cash flow and overall financial position. Such events may not be covered by insurance, in whole or in part. If covered by insurance, the cost of our deductible could be high. Any such event could pose a material challenge to our ability to maintain operations. Further, if loss is the result of employee theft or shrinkage of products, federal or state agency audits may result in a penalty for loss of product outside of allowed norms.
A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on our business operations, and if the failure is prolonged, our financial condition.
We rely on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; supply and demand planning; production; shipping products to customers; hosting our distillery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk, or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all our losses from any future breaches or failures of our IT systems, networks and services.
We are testing the use of Artificial Intelligence (AI) in our marketing, branding and other efforts, which could create several risks for our operations.
We are testing various AI tools and efforts to achieve multiple objectives, including but not limited to, creating new creative material to support our brands and marketing efforts, creating new designs for packaging and marketing, creating content for social media and other uses, streamlining the placement of paid advertising via streaming services or social media to maximize efficacy, speed up development of such efforts or to cut costs associated with these efforts. Such efforts may not yield the results we want or provide a satisfactory return on investment.
In addition, some of companies offering AI tools we use or may use in the future, which may be free or may be accessible in beta testing mode, may begin to charge us for their services or increase their fees to use such tools. These costs or cost increases could become unaffordable for us or not fit within our budget parameters. If we have become reliant upon such tools and we can no longer afford to use them, our revenue and profitability may be affected in a negative way. If the loss of such tools results in fewer sales and less revenue, our business operations may be negatively impacted, which could adversely affect the value of our common stock.
It is also possible that some of the AI tools we become reliant upon may be acquired by third parties that will restrict their use, making it either not economically feasible for us to continue using them, or not give us access to the tools at all. In this case, we may be required to hire new employees or consultants, find new outside vendors, or change strategies or tactics to meet our planned objectives, sales targets, revenue and profitability. If the use of such AI tools drives new revenue, increases our sales or profitability, or lowers our costs, the resulting loss of access to them could have an overall negative impact on our business.
Recent court cases have determined that AI-generated content may not qualify for copyright protection. As such, a product, good, service, design, element or some other item we create using AI tools and put into commerce to market or sell a brand, service or product may not qualify for such protection, which could weaken our intellectual property portfolio and allow competitors to use such elements for their own or competing purposes. This could lead to product or brand confusion in the marketplace with little to no way for us to enforce intellectual property rights we might otherwise rely upon.
The AI tools we may come to rely upon may create third-party liability for our company.
The use of AI for business-related activities is still in its very early days and the use of AI is still unproven. In some cases, we may use AI tools to create new branding, marketing materials, strategies, content, or documents to achieve our goals or objectives. Because AI tools work with ever-changing inputs in the background and we have no visibility to how the AI tools are performing their work, there is a risk that a product produced by an AI tool for us infringes on another person’s, brand’s or entity’s intellectual property, or that the finished product was also provided by the AI tool to other persons, brands, entities or businesses who may or may not be in competition with us. The use of similar finished products in marketing, branding, advertising, strategies, or tactics could cause confusion in the marketplace or open us up to accusation of plagiarism or the violation of another’s intellectual property rights. Such accusations, if proven true, could cause disruptions for us, cause us to have to change tactics or strategies resulting in fewer sales and less revenue, or subject us to liability for monetary compensation.
There is also a risk that the work product coming from AI tools we use may result in a finished product that is based on the biases of the inputs of the creators, programmers or engineers of such AI tools. Further, such biases could be built into how the algorithms driving such AI are constructed, altering the outputs in a way that makes our use of the finished work product less effective or not consistent with our company or our brand objectives.
There is a risk that competitors, members of the public or others who want to hurt our company or our brand, begin to post on social media about our company or our brands that causes a backlash among consumers, or use AI to create false narratives about our company. There is also a risk that social media influencers, pundits or public personalities who may be viewed as controversial attempt to align themselves with our company or our brands that causes a backlash among consumers.
AI tools are being used to create fake video clips and fake images. Some AI tools can also allow users to create videos in which it appears someone is doing or saying something that never took place. These videos are becoming very difficult, if not impossible, to identify as fake. There is a risk that someone could create videos or clips purporting to show one of our employees, executives, directors, contractors, suppliers, vendors, partners, influencers or other party or affiliate associated with our company saying something offensive, hurtful, defamatory, or otherwise designed in such a way as to harm our reputation or the reputation of our brands. In such cases, the resulting public backlash or boycotts of our products, the potential for cancelled partnerships, or the removal of our products or brands from distribution, bars, restaurants, retail shelves or other locations where they are sold and served, could cause us to lose sales and revenue and impact our operations or business prospects. Such actions could also cause reputational harm to our company and our brands that cannot be overcome, thereby impacting our ability to conduct business or to generate sales or profits, and ultimately negatively impact the value of our common stock.
There is also a risk that social media influencers, pundits or public personalities who may be viewed as controversial by some group or community attempt to align themselves with our company or our brands that causes a backlash among consumers or specific groups or communities. These people, acting on their own or in concert with others, could feel they are making positive posts about us or our brands, but communities or groups with opposing viewpoints from those posting about us could attempt to create a backlash against our company or our brands due to the appearance of the association with such people. If we or our brands were to get swept up in a backlash or boycott of our products, goods or services simply because of the public comments made by others, even if we are not involved and do not condone or sanction such comments, our sales, revenue and profits could be impacted, and it could ultimately negatively impact the value of our common stock.
There is a risk that we adopt a Bitcoin Treasury Policy that guides the acceptance, acquisition, handling, storage, use and disposition of bitcoin and other cryptocurrencies, which could create a number of risks for us and our stockholders.
In the event we finalize and adopt a final formal Bitcoin Treasury Policy, and we start to accept, accumulate, acquire or use bitcoin or other cryptocurrencies (which for the purpose of this filing the term “cryptocurrency” is assumed to include Bitcoin, among any other traded cryptocurrency or digital asset covered by such policy), there are risks associated with the volatility, stability, price, utilization, adoption, recognition, regulation, taxation, storage, handling and security of transacting, holding or using such cryptocurrencies in our business which could impact our balance sheet, liquidity and profitability. Such risks include, but are not limited to:
•accepting cryptocurrency as a form of payment for our goods or services, and then subsequently seeing the value of such cryptocurrencies fall, which would have a negative impact on our effective net gross margin and ultimately our ability to reach or maintain profitability;
•having any cryptocurrencies we own and hold be subject to fraud, hacking or theft as a result of not being properly stored or handled, or as a result of a breach of information that allows a third party to improperly access and transfer such cryptocurrencies out of our possession, which could impact our total assets, balance sheet and liquidity;

•acquiring and holding such cryptocurrencies and then selling some or all of those holdings into the market for cash before an event that increases the value of those cryptocurrencies, meaning we would have lost out on an increase in the value of that asset had we held it longer;
•selling cryptocurrencies we own such that followers of cryptocurrencies who may have become, or could have become loyal customers of ours, because we engage in the use of cryptocurrencies could view such sale as not being in line with their belief that cryptocurrency should be used to replace fiat currencies. In such cases this could result in fewer customers, fewer purchases, less revenue and an overall reduction in business relative to the trajectory we may have been on, which could impact our financial result or reputation negatively;
•accepting cryptocurrencies as a form of payment for goods or services could be subject to transactions fees that are higher than regular credit card processing or similar fees, which could impact our financial results, profitability and net income or loss;
•based on new accounting rules adopted by the Financials Services Accounting Board, the value of cryptocurrencies held by public companies may be marked to market. In the event we hold any such cryptocurrencies in our treasury as an asset on our balance sheet and the value or price of such cryptocurrencies fall in any one month or reporting period, it would require us to write down the value of that asset, which would negatively impact our income statement for that reporting period and increase a loss for the period, reduce any reported profits for the period, or turn a profitable period into a period with a reported loss, which could reflect poorly on us in the market and impact the price of our stock;
•there is a risk that the service providers we use for our points of sale elect to not service or stop accepting cryptocurrencies as a form of payment for us, which could restrict our access to the market and our ability to sell goods for the exchange of such cryptocurrencies that might have been part of our business or strategic plans;
•the trading prices of many cryptocurrencies, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of cryptocurrencies we may hold or own could have a material adverse effect on our balance sheet, income, liquidity and enterprise value;
•cryptocurrencies represent a new and rapidly evolving industry, and a portion of our actual or perceived value that we garner from any future acceptance or use of such assets depends on the continued acceptance, adoption and trust of such cryptocurrencies by users and the markets; and
•a portion of the value of our shares may be related directly to the value of cryptocurrencies we may own or hold, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
Our failure to adequately maintain and protect the personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
We collect, use, store, disclose or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws as well as regulations and industry guidelines apply to the privacy and collecting, storing, use, processing, disclosure and protection of personal information and may be inconsistent among countries or conflict with other rules. Data protection and privacy laws and regulations are changing, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, the State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which generally requires companies that collect, use, share and otherwise process “personal information” (which is broadly defined) of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, was approved by ballot initiative during the November 3, 2020 general election. There remains significant uncertainty regarding the timing and implementation of the CPRA, which may require us to incur additional expenditures to ensure compliance. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur additional expenditures to comply.

Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we processes, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our spirits and other products by existing and potential customers.
Contamination of our products and/or counterfeit or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.
The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.
We could be faced with risks associated with cyberattacks or digital theft by non-state actors or countries since the Russian invasion of Ukraine and the terrorist attacks by Hamas on Israel, past attacks by Iran, the resulting responses by Israel, recent bitcoin theft by hackers in North Korea, or other similar threats.
Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, theft of crypto currencies, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. These attempts could increase as state and non-state actors look to disrupt companies in the U.S. Specifically as it relates to potential attacks from Russia, Hamas, Iran or aligned groups, we cannot choose which countries, non-state actors or private groups to defend against. Our focus is on maintaining the integrity of our systems regardless of the source of the threat.
From a physical threat perspective, we do not have, and do not plan to have, employees in Ukraine or Israel nor in regions in their vicinity. Likewise, we do not currently, nor do we plan to, source materials or inputs from, or make investments in, those regions. To the extent there may be future sourcing, hiring or investment decisions in or near those regions, our board of directors would need to evaluate the risks and approve such action given the heightened risks associated with those regions currently. Likewise, from an IT or cybersecurity threat perspective, our board will need to receive regular reports from our IT team, including an assessment of attempted attacks, new methods of attack and defense, and updates regarding the state-of-the-art techniques provided by our vendors to help fend off such attacks. In addition, we anticipate that if we are to maintain or secure insurance coverage to compensate us for losses from any such attacks, that coverage and the steps required to ensure the coverage stays in place will be overseen by at least one committee of our board in the normal course of business.
The techniques used to obtain unauthorized system access are constantly changing and often are not recognized until launched against a target. As such, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk, or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes, ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, theft, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.
Global conflicts could increase our costs, which could adversely affect our operations and financial condition.
Management continues to monitor the changing landscape of global conflicts and their potential impacts on our business. First among these concerns is the ongoing conflict in Ukraine, which has caused disruption in the grain, natural gas and fertilizer markets, and the result of which is uncertainty in pricing for those commodities. Because we rely on grains for part of our raw material inputs, these disruptions could increase our supply costs. However, as we source all of our grain from local or known domestic suppliers, management believes the impact of the Ukraine war has not been significant based on our history and relationship with the existing farmers and growers. The other potential conflict we monitor is the threatening military activity between China and Taiwan. Historically we have sourced our glass bottles from suppliers in China and we have recently migrated this production to Taiwan. Although we now have what we consider an adequate supply of our glass bottles at the current utilization rate, considering the potential disruption in Taiwan, we have started to evaluate new producers who can produce glass bottles in other countries. Finally, most recently the attacks on Israel and the resulting and potentially escalating tensions in the region could feed uncertainty in the oil markets, which could impact prices for fuel, transportation, freight and other related items, impacting costs directly and indirectly leading to more inflation.
Risks Related to our Intellectual Property
It is difficult and costly to protect our proprietary rights.
Our commercial success will depend in part on obtaining and maintaining trademark protection and trade secret protection of our products and brands, as well as successfully defending these trademarks against third-party challenges. We will only be able to protect our intellectual property related to our trademarks and brands to the extent that we have rights under valid and enforceable trademarks or trade secrets that cover our products and brands. Changes in either the trademark laws or in interpretations of trademark laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks or in third-party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.
We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.
From time-to-time we may face intellectual property infringement, misappropriation or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement that may not be acceptable, commercially reasonable, or on practical terms, or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time to developing non-infringing alternatives, which may or may not be possible.
Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

We may be subject to claims by third parties asserting that our employees or we have misappropriated our intellectual property, or claiming ownership of what we regard as our own intellectual property.
Although we try to ensure that we and our employees and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.
Our new Salute Series lines of spirits may be subject to claims of misuse or unapproved use of certain imagery or terms associated with the U.S. military or first responders. We may come under attack for not having authentic military or first responder roots for a particular line or design under this product line.
Although we try to ensure that we do not infringe on any third-party trademark, or use unapproved logos or images in our marketing, certain branches of the U.S. military or first responders may object to our brand positioning under our Salute Series or related spirits lines or to our use of certain terms, marks, images or logos. While we have successfully navigated this issue over the past seven years with our 1st Special Forces Group Whiskey honoring the 1st Special Forces Group at Joint Base Lewis McChord, another branch of the military may take issue with our brand positioning related to that branch or to a particular product or its packaging. Likewise, there is no guarantee that the Federal Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) will approve our label designs for any such branch or that after approval by the TTB that such approval may later be rescinded. Such results would require us to rethink our branding or designs for one or more branches or products. Any successful challenge to our effort around this line of products could diminish our ultimate future growth opportunities from this product concept.
Likewise, people who have served in specific branches or units of the military or as first responders tend to be very protective and parochial about their history. If we develop a product, line or image in which we do not have a company founder or employee with specific ties to a branch, unit or group, we could be attacked in public or in social media by members of such group that think we are trying to position ourselves in this brand at the expense of others, even though we will endeavor to advance this line with honor and respect and in partnership with select non-profits that will benefit from the sales of products under this line. Successful attacks on our brand or efforts in this way could diminish the value of our efforts, the value of the brand and ultimately sales to the public.
Risks Related to Regulation
We are subject to extensive government regulation and are required to obtain and renew various permits and licenses; changes in or violations of laws or regulations or failure to obtain or renew permits and licenses could materially adversely affect our business and profitability.
Our business of marketing and distributing craft spirits and other alcoholic beverages in the United States is subject to regulation by national and local governmental agencies. These regulations and laws address such matters as licensing and permit requirements, regarding the production, storage and import of alcoholic products; competition and anti-trust matters; trade and pricing practices; taxes; distribution methods and relationships; required labeling and packaging; advertising; sales promotion; and relations with wholesalers and retailers. Loss of production capacity due to regulatory issues can negatively affect our sales and increase our operating costs as we attempt to increase production at other facilities during that time to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and operating costs. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.
In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in the countries in which we plan to operate. We may incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. Future legal or regulatory challenges to the industry in which we operate, or our business practices and arrangements could give rise to liability and fines, or cause us to change our practices or arrangements, which could have a material adverse effect on us or our revenues and profitability.
Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally, strongly influence our viability and how we operate our business. Complying with existing laws, regulations and government policy is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues.
Additionally, governmental regulatory and tax authorities have a high degree of discretion and may at times exercise this discretion in a manner contrary to law or established practice. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.
Our industry may be subject to further demands to increase warnings on labels, specifically as it relates to cancer.
In January 2025, the United States Surgeon General issued a report calling for more regulation on the warnings that should be put on labels for alcoholic beverages, specifically as it relates to his belief that specific amounts of consumption may increase incidences of cancer. There is a risk that such additional warnings, if required, could depress the market for alcoholic beverages among consumers, which could impact the demand for our products specifically. There is a related risk that as more news stories are written about the proposal that it leads to consumers reducing their consumption of such beverages ahead of any such label change mandates. This too, could lead to reduced demand for our products, thereby reducing our ability to generate revenue from the sale of our products or services, or those of our TBN partners, distributors and retailers who feature our products. There is also a related risk that investors could view the capital stock of producers, distributors or retailers of alcohol-related products as carrying more risk due to the discussion about these label proposals and the societal and consumer conversations that arise from the topic. In such a case, it could make the capital stock of producers, distributors or retailers of alcohol-related products, including ours, less valuable or more difficult to trade.
We are subject to regulatory overview by the Federal Alcohol and Tobacco Tax and Trade Bureau and state liquor control agencies.
We are required to secure certain label and formula approvals for the products we make. Such approvals are made at the discretion of the TTB. The TTB could deny our applications for labels and/or formulas entirely or force us to change them so that the result would be different from that which we currently sell or plan to sell. The TTB could also force us to change labels it has already approved and that we have already begun to sell or could revoke approval for existing formulas and/or labels. Any such delays in formula and/or label approval could cause delays in bringing products to market and could force us to limit or curtail all or some operations or sales, thereby negatively impacting our financial performance significantly.
Similarly, one or more state liquor control agencies may not approve a product for sale even though we have received federal approval to produce and sell the product.
Our regulatory licenses may be suspended or revoked, or we may fail to secure or retain required permits or licenses.
Samples or servings provided through our tasting room or at other events in which we participate could be provided to minors. The result of such an event could be a fine or penalty applied against us by a state or federal enforcement agency. Further, such penalty could result in a temporary or permanent suspension of our license to operate, which would negatively impact our financial results.
We also might not be able to secure or keep permits and/or licenses required to open and operate our business, including but not limited to building and trades permits, Conditional Use/Special Use Permits or other zoning permits, health permits, food permits, our federal TTB license, federal Food and Drug Administration license, state liquor licenses or other licenses or permits. Any such suspension or losses could negatively impact our financial results.
We are subject to various insurance and bonding requirements.
We are required by the TTB to secure and maintain insurance for various aspects of our operations. We may not be able to secure all of the insurance our business requires or, once we obtain the required insurance, such insurance could be cancelled or terminated. We may also only be able to secure insurance at rates that we deem to be commercially unreasonable.

We are also required by the TTB to provide bonds for the distilled spirits products we make, store, bottle and prepare for sale. Such bonds could be revoked, or the cost of bonding might become materially more expensive than we currently anticipate. As production and storage grows, there is a chance we may not be able to secure an increase in our bonding adequate to cover federal obligations, or our operations could exceed our bonded authority. This could require us to halt our operations until such increased bonding is secured, if at all. Further, as a condition of obtaining a bond, a bonding company could require that we set aside dedicated funds to backstop the bond. Such a requirement would hamper our ability to use funds for revenue generating purposes, thereby changing our plans for growth. In any of these situations, we would be forced to limit or curtail all or some of our operations, thereby negatively impacting our financial performance significantly.
We are subject to certain record-keeping requirements to which we may not properly adhere.
We are required to track the source of products we make, produce and/or bottle, including raw ingredients used, mashing, fermentation, distillation, storage, aging, blending, bottling, removal from bond and sales. Historically, we may not have accurately captured, or in the future may not accurately capture, all of such data. Moreover, in the event of an audit, state or federal revenue officers may interpret our data differently than we do, which could lead to a finding that we either underpaid or overpaid federal excise and state sales taxes.
As we open new locations, the staff at those locations may not properly track and record all data. The failure to adequately track production could put some products at risk from a labeling or valuation standpoint or cause the TTB to impound certain of our products from future sales. Failure to properly track and report the required data could also result in fines and/or penalties levied against us, or the suspension or rescission of our permits or licenses. Suspension or rescission of a permit or license would put us at risk of not being able to continue operations.
We operate in a highly-regulated industry subject to state and federal regulation, and it is possible that state or federal legislative or regulatory bodies could change or amend laws that impact us.
We operate in a highly-regulated industry subject to state and federal regulation, and it is possible that state or federal legislative or regulatory bodies could change or amend laws that impact us. Such changes could include, but are not limited to:
•the amount of product we can produce annually;
•regulations on the manufacturing, storage, transportation and sale of our distilled spirits;
•license rates we must pay to the state;
•tax rates on products we make and sell;
•how, where and when we can advertise our products;
•how products are classified; and
•labeling and formulation approvals.
In addition, it is possible that legislative bodies could amend or revoke the statutes that allow us to operate, in whole or in part. In such an event, we may be forced to cease operations, which would materially affect our value and any investment made in us.
The failure of Congress to pass federal spending bills could impact our ability to secure federal permits that are critical to our business and our growth plans.
The chance that continued inaction in Congress to secure final passage of annual spending bills puts us at risk of a government shutdown, which could impact our ability to secure certain federal permits through the TTB, including transfer in bond permits, and formula or label approvals. Likewise, tribal partners we are working with to open Heritage-branded distilleries and tasting rooms will rely on securing their own TTB permits. Any government shutdown could slow down progress on the development, opening or operating of those locations.
We may become subject to audits by government agencies that find the mis-collection or mis-payment of taxes or fees.
We may become subject to audits by government agencies that could find the mis-collection or mis-payment of taxes or fees. Such an event could require us to allocate financial resources and personnel into areas to which we are not currently planning to allocate and to subject us to fines, interest and penalties in addition to the taxes or fees that may be owed. In the past, we have not timely filed and paid certain taxes, but no fines or penalties have been assessed for such late filings to date. However, a governmental entity could attempt to institute fines and/or assess other penalties for our past late tax filings and payments. Such an action could also include a suspension or termination of one or more of our permits or licenses.
Our products could be subject to a voluntary or involuntary recall.
Our products could be subject to a voluntary or involuntary recall for any number of reasons. In such an event, we may be forced to repurchase products we have already sold, cover other costs associated with the product or the recall, cease the sale of product already in the sales pipeline, or destroy product still in our control or that we are still processing. Any such product recalls could negatively impact our financial performance and impugn our reputation with consumers.
Our agreements with partners may be perceived as de facto franchise relationships.
Our agreements with partners, including American Indian tribes or other licensees, allowing such partner to operate a Heritage-branded location could be interpreted by a state or federal court or administrative body as being a de facto franchise relationship, in which case we may need to revise the terms of our licensing arrangement with such partner, thereby altering our anticipated return and risk profile. If an agreement with a partner is determined to be a de facto franchise relationship, we may be required to file franchise documents with state and the federal governments for approval and we will be liable for fines or penalties for not pre-filing such franchise documents.
Direct to consumer shipping could become more regulated or be curtailed or terminated through government regulation or enforcement.
We currently use a three-tier compliant third-party retailer that resells, ships and handles fulfillment for certain of our products directly to consumers in 45 states and the District of Columbia. There are several risks associated with direct-to-consumer shipping, including that one or more states could decide such activities do not comport with their specific laws or regulations. In addition, there is a risk the third-party fulfillment firm could be forced to curtail or cease operations by virtue of a federal or state demand or reinterpretation of statute or rule, or that such firm could exit the market on its own free will. In any of these cases, the loss of direct-to-consumer shipping would likely lead to fewer sales, less revenue, and less profitability for our company, which could impact the value of our common stock. The loss of such sales and revenue could also negatively impact our operating plan as we would have less operating cash flow to work with, which could force us to alter our growth and marketing plans. There is also a risk that a third-party delivery company that is delivering the product to a consumer leaves the package where an individual under the age of 21 can gain access to it, or that such company delivers it to a location and fail to verify the person’s age. In such case, a state or local enforcement entity could attempt to claim we are partially culpable in the delivery to a person who is not 21 years of age. If that person were to consume the product and engage in an activity dangerous to themselves or others that causes death or serious bodily injury, a claim could be made against us as being part of the transaction. We could fail to successfully defend any such claims, in addition to paying monetary damages. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management or negatively impact the reputation of our company.
We are subject to state-specific regulatory risks related to our location in Eugene, Oregon.
There are several risks associated with our locations in Eugene, Oregon, including but not limited to:
•The legislature or voters in Oregon may elect to privatize the state’s current monopoly-owned retail and distribution system, which would likely materially alter the way in which spirits are distributed and priced in the state and would also change the way we have to market to secure shelf space in stores and in restaurants and bars in order to gain or maintain market share.
•The Oregon Liquor Control Commission (the “OLCC”) may not approve some or all of our products for listing and sale in the state or in our tasting rooms located in Oregon.
•The OLCC could deny our request to open additional tasting rooms in the state of Oregon, thereby stranding equipment and capital and materially impacting our plan to generate more retail sales in our own locations.

In the event we begin to acquire, accumulate, hold, store, sell, transfer or otherwise use any cryptocurrencies, there is a risk that rules or regulations could change, impacting the value of any such crypto currencies we hold and our ability to continue to use them or how we recognize, use and value them.
Even though federal and state policies appear to be more accepting of certain cryptocurrency holdings and processes for companies like ours, a federal or state government agency or elected body could alter its stance or regulations on businesses using, accepting and holding cryptocurrencies which could negatively impact our plans, revenue sources, assets or balance sheet. These risks include, but are not limited to, changes in how we must value any cryptocurrencies we hold, which could impact our balance sheet and income statement, or our ability to hold, use or dispose of them. In addition, new forms of taxation on the receipt, accumulation, acquisition, holding, storing, transferring, selling or otherwise using of such cryptocurrencies which could alter, diminish or destroy the value proposition for such cryptocurrencies or how we value any cryptocurrencies we may hold at that time, which could negatively impact our balance sheet or income statement.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and you could lose all or part of your investment.
Prior to our initial public offering in November 2024, there was no public market for the shares of our common stock. The offering price for the shares sold in our initial public offering was determined by negotiation between the underwriters and us. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. As a result, the trading price of our common stock is likely to be volatile, which may prevent you from being able to sell your shares at or above the public offering price. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, which include:
•actual or anticipated fluctuations in our financial condition and operating results;
•announcements of new product offerings or technological innovations by us or our competitors;
•announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•overall conditions in our industry and market;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•additions or departures of key personnel;
•competition from existing products or new products that may emerge;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us or our stockholders;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts; and
•general economic and market conditions.
If any of the foregoing occurs, it would cause our stock prices or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock You may not realize any return on your investment in us and may lose some or all of your investment.
Investors could experience a reduction in share price for our common stock they own, or dilution resulting from our equity line of credit, the exercise of warrants into common stock or the conversion of preferred stock into common stock, or the vesting and settlement of equity grants to employees, directors and consultants.
Under the terms of our equity line of credit, when we make a “put” of shares to the investor with whom we have the equity line, they have the right to sell those shares into the market. If there is not demand for shares equal to, or greater than, the number of shares they sell, it could decrease our stock price. Likewise, as warrant holders exercise warrants into common stock, or holders of preferred stock convert their preferred stock into common stock, and then attempt to sell those shares into the market, if there is not demand for shares equal to, or greater than, the number of shares they sell, it could decrease our stock price. If an employee, director or consultant who received restricted stock units or other equity awards as part of a compensation plan attempts to sell those shares into the market without equal or greater demand in the market for those shares, it could negatively impact the stock price. The issuance of common stock via “puts” under the equity line or the creation of common stock shares from warrants or preferred stock conversions, or the granting of stock or other equity under a compensation plan that results in the issuance of common stock, will create dilution for common stock holders, and potentially impact the per share value of our common stock, impacting their investments.
We may be subject to securities litigation, which is expensive and could divert our management’s attention.
The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our failure to meet the continued listing requirements of the Nasdaq could result in de-listing of our common stock.
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to try to restore our compliance with the Nasdaq marketplace rules, but our common stock may not be listed again, and such actions may not stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq marketplace rules.
The price of our common stock fell below the $1.00 per share minimum trading requirement necessary for continued listing on the Nasdaq Capital Market. If we fail to regain or maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common shares are delisted.
On April 14, 2025, we received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), which indicated that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the closing bid price for our common stock was below $1.00 per share for the prior thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until October 13, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. During the Compliance Period, our shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. If at any time during the Compliance Period, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.
If we are not in compliance by October 13, 2025, we may be afforded a second 180-calendar day compliance period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intent to regain compliance with such requirement during such second compliance period.
If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, or if it appears to Nasdaq’s staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.
While we intend to continuously monitor the closing bid price for our common stock and are in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant us any extension of time to regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.
One way to regain compliance with the minimum listing standard is to undergo a reverse stock split. If we were to undergo a reverse stock split it could impact investors’ value in the investment they made in the company. There is also no guarantee that after undergoing a reverse stock split that our stock’s trading price will remain above the minimum listing requirement for the exchange, in which case the risks mentioned in the paragraphs above could remain in place or come back into being.
If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may reduce the trading activity in the secondary market for our common stock, so stockholders may have difficulty selling their shares.
We could use shares of our common stock to acquire a position in, or all of, another company or brand, which could result in dilution for shareholders of record at that time.
In the future we could use shares of our common stock as a form of currency to invest in or acquire other companies or brands. The issuance of these shares would be dilutive to other stockholders of our company. Our management and our board of directors will make these decisions and stockholders may have little to no view or say in these transactions. As such, the issuance of such shares creating dilution could result in lower returns for investors. A company or brand that we invest in or acquire might not fit our portfolio and might not yield a return for us or our stockholders. The strategy may not work and may result in a dilutive effect from the issuance of those shares that could result in a loss of some or all of the investment for stockholders.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We may remain an emerging growth company until as late as December 31, 2029 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (2) if our gross revenue exceeds $1.235 billion in any fiscal year. Emerging growth companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
We will incur significant costs from operating as a public company, and our management expects to devote substantial time to public company compliance programs.
As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the way we operate our business. Our management and other personnel devote, and likely will continue to devote, a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costlier.
To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Our management team has limited experience managing a public company.
We became a public company on November 25, 2024. Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company our financial statements may not be comparable to companies that comply with public company effective dates.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our common stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price for our common stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the prices of our common stock could decline. In addition, if our operating results fail to meet the forecast of analysts, the prices of our common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the prices of our common stock and trading volume to decline.
Anti-takeover provisions in our charter documents and under Delaware law could make the acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our second amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a change of control of our company or changes in our management and include provisions that:
•provide for a staggered board of directors;
•authorize our board of directors to issue, without further action by the stockholders, up to 4,500,000 shares of undesignated existing preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•require the affirmative vote of the holders of at least 2/3 of the voting power of all of our outstanding shares of voting stock, voting together as a single class, to amend, alter, change or repeal our bylaws or certain provisions of our certificate of incorporation;
•specify that, except as required by applicable law, special meetings of our stockholders can be called only by our board of directors pursuant to a resolution adopted by the majority of the board of directors;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning more than 15% of our outstanding voting stock to merge or combine with us.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders.
Our second amended and restated certificate of incorporation filed on November 25, 2024 with the Delaware Secretary of State provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory law or Delaware common law, subject to certain exceptions: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (3) any action asserting a claim against us arising pursuant to provisions of the Delaware General Corporation Law or our second amended and restated certificate of incorporation or amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. By agreeing to the exclusive forum provisions, investors will not be deemed to have waived our compliance obligations with any federal securities laws or the rules and regulations thereunder.
This exclusive forum provision will not apply to claims under the Exchange Act. In addition, our second amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although the our stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were facially valid under Delaware law, there is uncertainty as to whether other courts will enforce the Company’s federal forum selection clause.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
We have never declared or paid cash dividends on our common stock. Our existing credit agreement with Silverview Credit Partners L.P. currently restricts our ability to pay cash dividends and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan facility and any future loan arrangements we enter into may contain terms prohibiting or limiting the number or amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition, and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. We have two employees in our IT department that manage all technology for our company, and we rely on trusted third party platforms and software that is constantly under review for cyber threats. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an updated incident response plan or engaged with external cybersecurity consultants for assessments or services.
Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches, and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs, and negatively impact our reputation among customers and partners.
We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments, and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity, and the nature of our operations, thereby reducing our exposure to cybersecurity risks.
In addition, our board of directors created a Technology and Cryptocurrency Committee and appointed members to that committee. It is in the process of formulating its charter, a portion of which will include reviewing and addressing the issues related to cybersecurity. That committee will oversee the Company’s cybersecurity risk management framework and approve any cybersecurity policies, strategies, and risk management practices.
Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.
For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.
Item 2. Properties
We maintain our principal corporate offices, distribution warehouse, and barrel-aging rickhouse in Gig Harbor, Washington. We have production distilleries in both Tumwater, Washington and Eugene, Oregon. We also maintain retail tasting rooms in Gig Harbor, Roslyn, and Tumwater, Washington and two tasting rooms in Eugene, Oregon. All of our facilities are leased, and we believe our facilities are adequate for our current needs and that suitable additional space will be available on commercially-acceptable terms as required.
Item 3. Legal Proceedings
We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations, cash flows or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company that could materially affect our company, except as follows:
On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against us in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to us. CFGI contends that it fully performed its obligations under such agreement, but that the parties amended the agreement on or about May 22, 2023 when we fell behind in our payments. CFGI alleges further that, while we made some payments under the amended agreement, CFGI is currently owed approximately $730,000, plus interest.

Our response to the complaint was due on or before April 21, 2025, but we have received a two week extension from CFGI. At December 31, 2024 we had accrued the entire amount payable to CFGI and the Company is in negotiations with CFGI on alternate payment terms that will allow us to pay the amounts due to CFGI over time.

On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and our company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is solely without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that further effected the valuation of the acquisition and adversely affected our investment in Thinking Tree Spirits.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We completed our initial public offering of our common stock on November 25, 2024. Our common stock is traded on The Nasdaq Capital Market under the symbol “CASK”. As of April 25, 2025, there were 6,921,564 shares of our common stock outstanding. There were approximately 275 stockholders of record on the Company’s ledger at April 25, 2025 in addition to the number of public stockholders holding shares in street name, the details of which are not reported to the Company. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
Our current credit facility prohibits our payment of cash dividends and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed in the prospectus for our initial public offering of common stock or in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this filing and the section of this filing entitled “Information about Heritage.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section, “Heritage,” “we,” “us,” “our,” or the “Company” refer to Heritage Distilling Holding Company, Inc. and its subsidiaries.
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
We sell our products through wholesale distribution, directly to consumers through our five distilleries and tasting rooms we own and operate in Washington and Oregon and by shipping directly to consumers online where legal. Currently, we sell products primarily in the Pacific Northwest with limited distribution in other states throughout the U.S. In addition, in collaboration with Native American tribes, we have recently developed a new sales, manufacturing and distribution channel on tribal lands that we expect will increase and broaden the recognition of our brand as that network expands nationally.
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
Key Factors Affecting Our Operating Results
Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:
Pricing, Product Cost and Margins
To date, most of our revenue has been generated by retail sales of our spirits in our retail tasting rooms and through our eCommerce platform. Having completed the construction of our existing production facilities and contracted with established distributors, we now intend to focus our production capacity, record of success in developing award-winning products, and a portion of the net proceeds from our initial public offering (“IPO”) on the growth of our wholesale channel. Going forward, we expect to sell our products in a variety of vertical industry markets in partnership with our distributors across states and geographic regions. Pricing may vary by region due to market-specific dynamics and various layers of taxes applied by the states at the different steps of distribution and retail sales. As a result, our financial performance will depend, in part, on the mix of our sales in different markets during a given period and our ability to scale efficiently.
We have experienced inflation in some of our raw inputs, particularly in grains, bottles, cans and barrels. Some of these price increases began to moderate beginning in the second half of 2021, such as in grain. Grain prices increased due to supply chain issues associated with the war in Ukraine and the increased input cost of fertilizers tied to high natural gas prices. Grain prices have moderated as some additional sources of supply opened up and the market price for grain has come down from its recent historic highs. Aluminum prices for cans and bottles increased in 2021 and early 2022, but began to decline in the second half of 2022, and we were able to achieve more favorable pricing based on larger order quantities in late 2022. In the first quarter of 2025, the Trump administration announced the imposition of 25% tariff on aluminum, which could increase prices for aluminum cans. In late March and early April the Trump administration instituted blanket tariffs of varying amounts on virtually all countries, resulting in market and consumer apprehension and retaliatory tariffs from many nations on American made goods. We remain firm that our exposure to the cost of tariffs on our direct inputs remains low, and retaliatory tariffs on American products has no impact on our current customer base or revenue as we do not export. It is too soon to tell what the trickle down or secondary cost impacts will be for our general business operations as a result of the changing tariff landscape.
While glass bottle prices also increased between 2022 and 2023, we were able to lock in pricing for two years at favorable prices in 2021. In 2023, our suppliers indicated their price increases were moderating and their supply chains were returning to normal. During the uncertain periods in 2021 and 2022, we elected to take possession of glass bottle quantities designed to last two years at favorable prices, insulating these costs to a measurable degree moving into 2024. The cost of glass bottles did not materially appreciate in 2024. Our suppliers source some of our glass bottles from markets in Asia subject to recent tariff increases announced by the Trump administration in the first quarter of 2025. We do not believe these tariffs will materially impact our gross margin as these glass bottles are used to make our most premium and highest priced products.
The cost of oak barrels necessary for the aging of spirits escalated by approximately 30% since the beginning of 2022 due to the growing demand for barrels needed to age whiskey and constraints in the raw oak market. In 2024 those prices began to stabilize.
While constraints in the freight market caused historically high shipping rates, those shipping rates were returning to their previous levels until the subsequent bankruptcy announcements by several freight companies in the U.S. announced over the lat two quarters. Those bankruptcies, when combined with high diesel prices and a lack of licensed drivers, continued to cause uncertainty in the freight markets. More recently, we have seen freight prices moderate. Likewise, employees are facing financial stress as inflation hits them at home, and their desire for more compensation creates higher cost pressures on overall operations absent finding offsetting cost efficiencies. In addition, the annual minimum wage increases for hourly retail and production staff in the states in which we operate are higher than other parts of the U.S. Unlike singular commodity spikes in the recent past due to an isolated incident, or short-term supply chain issues, the confluences of these factors created pressure across all parts of our operations, requiring us to manage each aspect carefully. Finally, we have begun to see a change in the buying habits of consumers who are looking for “experiences” rather than buying “things,” and we believe consumers are electing to buy fewer but more premium items. As a result, we must re-examine how we engage with consumers at retail and online to ensure we stay relevant.
On the positive side, there is an excess of quality aged bourbon in Kentucky in which barrels have accumulated to never before seen levels as investors piled into the idea of owning barrels of whiskey and bourbon to capitalize on their price appreciation. As a result of the buildup of inventory, we are seeing prices fall for wholesale barrel sales, which works in our favor as we look to expand our Salute Series line of spirits. In some cases, the price for barrels of quality aged Kentucky bourbon in bulk have fallen by more than half, reducing our input costs for our most premium products. We view this as a tremendous arbitrage opportunity that works in our favor just as we expand our offerings under the Salute Series.
We source some labels and printed collateral from trusted suppliers in Canada, and recent tariffs announced by the Trump administration on Canadian imports in the first quarter of 2025 could impact those items. However, these labels and print collateral items typically have a cost ranging from 10 cents to $1.00 each, and because these labels and print items are used for our most expensive and premium products, we do not believe the imposition of tariffs on those items will have a material effect on our gross margin for those products.
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
Gross Profit and Gross Margin
Our gross profit is the difference between our revenues and cost of sales. Gross margin percentage is obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by several factors, including:
•Market conditions that may impact our pricing;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our capacity utilization and overhead cost absorption rates;

•Our ability to maintain our costs on the components that go into the manufacture of our products; and
•Seasonal sales offerings or product promotions in conjunction with plans created with our distributors or retail channels.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, insurance, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs. We expect our general and administrative expenses will increase on an absolute dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, investor relations, directors fees and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of our business. We expect that the one-time large costs associated with preparing our initial public offering will not need to be recurring expenses, allowing us to focus on baseline costs.
As of December 31, 2024, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 11,064 shares based upon the grant date with a fair value of $157.89, and 234,525 shares based upon the grant date with a fair value of $4.00. We recognized an aggregate of $2,684,995 of previously-unrecognized compensation expense for RSU awards upon completion of our IPO. Included above are an aggregate of 234,525 RSUs to employees, directors and consultants that the Board of Directors approved in May 2024, with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the six month anniversary of our initial public offering, which was completed in November 2024.
Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Convertible Notes and Warrant Liabilities
We elected the fair value option for the convertible notes we issued in 2022 and 2023 (the “Convertible Notes”) and the warrants that were issued in connection with the Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value reported in our consolidated statements of operations as a component of other income (expense). We believe the fair value option better reflects the underlying economics of the Convertible Notes and the related warrants given their embedded conversion or exercise features. As a result, the Convertible Notes and the related warrants were recorded at fair value upon issuance and were subsequently, and will continue to be, remeasured at each reporting date until settled or converted. Accordingly, the Convertible Notes and the related warrants are recognized initially and subsequently (through and including their exchange for common stock, or in the case of the warrants, the fixing of their exercise price) at fair value, inclusive of their respective accrued interest at their stated interest rates, which are included in convertible notes on our consolidated balance sheets. The changes in the fair value of the Convertible Notes and related warrants are recorded as “changes in fair value” as a component of other income (expenses) in our consolidated statements of operations. The changes in fair value related to the accrued interest components of the Convertible Notes are also included within the single line of change in fair value of convertible notes on our consolidated statements of operations. Upon the initial public offering of our common stock (on November 25, 2024), the fair value of the Convertible Notes and related warrants were converted to equity effective November 25, 2024.
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of December 31, 2024 and December 31, 2023, we had a 12.2% and 15.1% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of the end of 2024, a total of $9,791,360 of the $12 million had been raised, and it was unclear if an effort would be made to round out the remainder of the initial targeted raise. We retain a 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024, and recorded no further adjustment in the value of Flavored Bourbon, LLC through the remainder of 2024.
Changes in Fair Value of Convertible Notes
As of September 30, 2024, the fair value of the Convertible Notes that were issued in 2022 and 2023 and were exchanged in October and November 2023 for a fixed number of shares of common stock and prepaid warrants, was revalued to $18,482,353, which reflected the impact of the then-anticipated pricing of our initial public offering of $5.00 per share in the valuation calculation methodology. Upon the effectiveness of our initial public offering (on November 25, 2024), the fair value of the Convertible Notes decreased and was reclassified from a liability to equity in the amount of $15,278,168 (representing the 3,312,148 shares of common stock and 507,394 prepaid warrants for which the Convertible Notes were exchanged multiplied by the price per share of our common stock of $4.00 in the November 25, 2024 initial public offering., with the remaining $3,204,185 recorded as a gain for the decrease in fair value of those Convertible Notes for the period from September 30, 2024 to the date of our initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes is relieved and they were reclassified to equity.
As of September 30, 2024, the fair value of the convertible notes issued in 2023 and 2024 (the “Whiskey Notes”) and related warrant liabilities, which notes and warrants were exchanged for 2,399,090 shares of common stock and 546,927 prepaid warrants in April 2024, was $14,283,752 and $18,658, respectively, which reflected the impact of the then-anticipated pricing of our initial public offering of $5.00 per share in the valuation calculation methodology. Upon the effectiveness of our initial public offering (on November 25, 2024), the fair value of such convertible promissory notes and related warrant liabilities decreased and was reclassified from a liability to equity in the aggregate amount of $11,784,068 (representing the 2,399,090 shares of common stock and 546,927 prepaid warrants for which the Whiskey Notes were exchanged multiplied by the price per share of our common stock of $4.00 in our November 25, 2024 initial public offering, with the remaining $2,499,684 recorded as a gain for the decrease in fair value of those convertible notes and related warrant liabilities for the period from September 30, 2024 to the date of our initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes is relieved and they were reclassified to equity.
As the exchange of the Convertible Notes to common stock was conditioned upon the closing of our initial public offering of common stock prior to a specified date, the aggregate fair value of the Convertible Notes continued to be reflected as a liability on our consolidated balance sheet until the closing of our initial public offering (November 25, 2024), at which time the Convertible Notes were reclassified from convertible notes payable to equity, as the remaining contingency to the exchange of the Convertible Notes to common stock was then satisfied. With the satisfaction of that remaining contingency, the exchange of the convertible notes payable for common stock qualified for equity classification. See also Note 5 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Report.

Changes in Fair Value of Warrant Liabilities
We issued certain warrants for the purchase of shares of our common stock in connection with the issuance of certain Convertible Notes and classified such warrants as a liabilities on our consolidated balance sheet pursuant to ASC Topic 480 because, when issued, the warrants were to settle by issuing a variable number of shares of our common stock based on the then-unknown price per share of our common stock in our IPO. The warrant liabilities were initially recorded at fair value on the issuance date of each warrant and are subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized as a component of other income (expense) in the consolidated statements of operations. As originally drafted, changes in the fair value of the warrant liabilities are recognized until the warrants are exercised, expire or qualify for equity classification.
In April 2024, certain of such warrants and the related Convertible Notes were exchanged (contingent upon the consummation of our initial public offering, which occurred on November 25, 2024, which contingency is now lifted) for common stock. The remaining warrants, which remain outstanding subsequent to the closing of our initial public offering, were amended to fix the exercise price at $6.00 per share effective upon the closing of our initial public offering, thereby removing the floating price optionality. The fixing of the exercise price allowed us to reclassify the warrant liabilities as equity on a pro forma basis, per ASC Topic 420 as of November 25, 2024 (the date of the our initial public offering).
Income Taxes
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.
Comparison of the Results of Operations for the Years Ended December 31, 2024 and 2023
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023	Change
Net Sales
Products	$6,614,933	$5,136,482	$1,478,451
Services	1,787,555	2,834,742	(1,047,187)
Total Net Sales	8,402,488	7,971,224	431,264

Cost of Sales
Products	6,173,189	4,963,176	1,210,013
Services	103,452	857,007	(753,555)
Total Cost of Sales	6,276,641	5,820,183	456,458
Gross Profit	2,125,847	2,151,041	(25,194)

Operating Expenses
Sales and Marketing	6,038,636	5,938,315	100,321
General and Administrative	11,006,021	7,477,285	3,528,736
Total Operating Expenses	17,044,657	13,415,600	3,629,057
Operating Loss	(14,918,810)	(11,264,559)	(3,654,251)

Other Income (Expense)
Interest Expense	(2,535,701)	(2,526,740)	(8,961)
Gain on Investment	3,421,222	—	3,421,222
Change in Fair Value of Convertible Notes	14,028,067	(22,764,854)	36,792,921
Change in Fair Value of Warrant Liabilities	736,580	(240,159)	976,739
Other (Income) / Expense	(11,750)	4,893	(16,643)
Total Other Expense	15,638,418	(25,526,860)	41,165,278
Income/(Loss) Before Income Taxes	719,608	(36,791,419)	37,511,027
Income Taxes	(9,150)	(7,000)	(2,150)
Net Income/(Loss)	$710,458	$(36,798,419)	$37,508,877

Net Income/(Loss) Per Share, Basic	$0.05	$(96.45)	$96.50

Weighted Average Common Shares Outstanding, Basic	1,281,339	381,543	$899,796.00

Net Income/(Loss) Per Share, Diluted	$(1.97)	$(96.45)	$94.47

Weighted Average Common Shares Outstanding, Diluted	7,077,759	381,543	6,696,216
Cost of Sales of approximately $6,277,000 and $5,820,000, and Operating Expenses of approximately $17,045,000 and $13,416,000 for the years ended December 31, 2024 and 2023, respectively, included non-cash share-

based compensation for employees (personnel) and consultants of approximately $4,892,000 and $19,000, respectively, as follows:

	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Production / Cost of Sales	$178,000	$—	$178,000
Sales and Marketing	730,000	—	730,000
General and Administrative	2,414,000	6,000	2,408,000
Subtotal Employee Compensation	3,322,000	6,000	3,316,000
Professional Fees (General and Administrative)	1,570,000	13,000	1,557,000
Total Non-Cash Share-Based Compensation	$4,892,000	$19,000	$4,873,000
Netting out the non-cash share-based compensation from the Total Operating Expenses results in cash based Operating Expenses for 2024 of $12,177,858 for 2024, which is $1,237,742 less than the Operating Expenses for 2023.
Net Sales
Net sales were approximately $8,402,000 and $7,971,000 for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $431,000, or 5.4%, period over period. The increase in net sales resulted primarily from:
•an increase in product sales of approximately $1,479,000, or 28.8%, to approximately $6,615,000 for the year ended December 31, 2024, compared to approximately $5,136,000 for the year ended December 31, 2023, due mainly to the launch of the Special Operations Services product line in November 2023 (with sales of associated with that new product line of approximately $1,635,000 and $465,000 for the years ended December 31, 2024 and 2023, respectively). The year over year change in product sales also included lesser impacts as a result of: reduced sales following the closure of our Ballard, Washington retail location in late March 2023 (which generated almost a full quarter of retail tasting room revenue in early 2023); offset by increased sales as a result of our acquisition of Thinking Tree Spirits ("TTS") in February 2024 (and the resulting increase from sales of TTS products and revenue from the acquired TTS tasting room in Eugene, Oregon),
•a decrease of approximately $1,048,000, or 37.0%, in services sales, to approximately $1,787,000 for the year ended December 31, 2024 compared to approximately $2,835,000 for the year ended December 31, 2023 resulting primarily from the termination of a low-margin third-party contract in January 2024.
We note that total sales for the year ended December 31, 2024 would have been higher than total sales in the year ended December 31, 2023 had we not closed our Ballard, Washington tasting room in March of 2023 in connection with our decision not to renew the lease for that facility, which we believe demonstrates that 2023 was a year of stabilization in anticipation of new product launches and new wholesale markets opening in 2024 to begin our growth.
The approximately $1,479,000 net increase in products sales, period over period, included:

Products Sales	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Wholesale	$1,596,000	$1,658,000	$(62,000)
Retail	3,899,000	3,183,000	716,000
Third Party	1,120,000	295,000	825,000
	$6,615,000	$5,136,000	$1,479,000
•The approximately $716,000 increase in retail products sales was primarily a result of the launch of our Special Operations Salute line in November 2023 and is an important part of our strategy as our margins on sales direct to consumers are highest for us. The year over year change also included lesser impacts as a result of: reduced sales following the closure of our Ballard, Washington retail location in late March 2023 (which generated almost a full quarter of retail tasting room revenue in early 2023); offset by increased sales as a result of our acquisition of TTS in February 2024 (and the resulting increase from sales of TTS products and revenue from the acquired TTS tasting room in Eugene, Oregon).
•The approximately $825,000 increase in third-party products sales was primarily a result of our production of bulk whiskey produced and barreled under contract for third parties, barreled whiskey sold to third parties, and royalties from spirits sales under the new TBN model.
The approximately $1,048,000 decrease in net sales of services period over period included:

Services Sales	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Third Party Production	$99,000	$1,094,000	$(995,000)
Retail Services	1,442,000	1,387,000	55,000
Consulting and Other	246,000	354,000	(108,000)
	$1,787,000	$2,835,000	$(1,048,000)
•The approximately $995,000 decrease in third-party production resulted from the ending of a low-margin third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner as we made the choice to focus our time, energy and resources on higher margin activities. Lesser amounts of revenue in this category in 2024 came from contract bottling services; and third-party barrel sales and storage revenues.
•The approximately $55,000 increase in retail services included Cask Club sales increasing $29,000 and Cocktail/Tasting orders in the tasting rooms increasing $30,000.
•The approximately $108,000 decrease in consulting fees is related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in planning phase into construction phase in preparation for openings in late 2025.
Cost of Sales
Cost of sales were approximately $6,276,000 and $5,820,000 for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $456,000, or 7.8%, period over period.

Total Cost of Sales	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Products	$6,173,000	$4,963,000	$1,210,000
Services	103,000	857,000	(754,000)
	$6,276,000	$5,820,000	$456,000
The approximately $1,210,000 increase in net products cost of sales period over period included: an increase in product cost of approximately $875,000 to approximately $3,623,000 for the year ended December 31, 2024, from approximately $2,748,000 for the year ended December 31, 2023 which included an increase in unabsorbed overhead of approximately $335,000 to approximately $2,550,000 as of December 31, 2024 from approximately $2,215,000 as of December 31, 2023. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2024 relative to 2023. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of sales decreased by approximately $754,000 from 2023 to 2024 primarily resulting from us ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Sales	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Product Cost (from inventory)	$3,623,000	$2,748,000	$875,000
Overhead – Unabsorbed	2,550,000	2,215,000	335,000
	$6,173,000	$4,963,000	$1,210,000

Components of Products Cost of Sales	Years Ended December 31,
	2024	2023	Change
Product Cost (from inventory)	58.7%	55.4%	3.3%
Overhead – Unabsorbed	41.3%	44.6%	(3.3)%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 41.3% and 44.6% for 2024 and 2023, respectively, are significant contributors to our current overall low Products gross margins. Unabsorbed overhead is a functions of costs attributable to the excess capacity and associated overhead in our system. While we made progress seeing this cost drop from 44.6% in 2023 to 41.3% in 2024, we have significant opportunities to push this cost component down further in 2025 and beyond by reducing unused capacity and reducing our real estate footprint to get leaner and more efficient. (See below our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $1,210,000 increase in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales	Years Ended December 31, (rounded to $000’s)
	2024	2023	Change
Spirits – Wholesale	$1,143,000	$1,309,000	$(166,000)
Spirits – Retail	946,000	848,000	98,000
Spirits – Third Party	1,116,000	230,000	886,000
Hand Sanitizer	—	46,000	(46,000)
Merchandise and Prepared Food	418,000	318,000	100,000
Unabsorbed Overhead	2,550,000	2,212,000	338,000
	$6,173,000	$4,963,000	$1,210,000
•The larger realized increase in third-party production costs include lower margins for pre-existing barrel production contracts that were put into place prior to 2024, but which are now completed. This is part of management’s strategy of moving away from low margin activity to focus on higher margin activities and products, including our efforts to secure more agreements to open more TBN locations, high-margin DtC sales of our Special Operations Salute whiskey and expanded wholesale distribution of our core products in key states. Management is also working with our wholesale sales team to move us out of the low-margin well vodka business in favor of higher-margin premium whiskey products.
•The approximately $46,000 in one-time aggregate hand sanitizer cost of sales for the year ended December 31, 2023 was due to a vendor invoice from 2020 that we did not receive until early 2023 when the vendor audited its billings for prior years. There was no similar expense in the year ended December 31, 2024 and we do not anticipate any future expenses associated with hand sanitizer moving forward.

•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, increased by approximately $338,000 to approximately $2,550,000 for the year ended December 31, 2024 compared to approximately $2,212,000 for the year ended December 31, 2023. The increase includes non-cash share-based compensation expenses related to RSU grant awards recognized in 2024 totaling approximately $178,000 for production employees compared to no such award recognition in 2023. The additional remaining unabsorbed overhead expense indicates an increase in our underutilization of current production capacity as we moved away from low-margin, high volume products into higher margin products. We expect that our unabsorbed overhead will decrease over time as our production volumes increase with increased sales, as our overhead expenses will be more fully allocated to increased levels of production. (See below our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
•Cost of Products Sales includes approximately $211,000 in product inventory write downs and adjustments in 2024 compared to a positive inventory adjustment of approximately $21,000 in 2023.
Gross Profit
Gross profit was approximately $2,126,000 and $2,151,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of approximately $25,000, or 1.2%, period over period, and included:

Total Gross Profit	Years Ended December 31, (rounded to $000’s)		Change
	2024	2023
Products	$442,000	$173,000	$269,000
Services	1,684,000	1,978,000	(294,000)
	$2,126,000	$2,151,000	$(25,000)

Total Gross Margin	Years Ended December 31,		Change
	2024	2023
Products	6.7%	3.4%	3.3%
Services	94.2%	69.8%	24.5%
	25.3%	27.0%	(1.7)%

Total Sales	Years Ended December 31, (rounded to $000’s)		Change
	2024	2023
Products	$6,615,000	$5,136,000	$1,479,000
Services	1,787,000	2,835,000	(1,048,000)
	$8,402,000	$7,971,000	$431,000
•Gross margin was approximately 25.3% and 27.0% for the years ended December 31, 2024 and 2023, respectively, based upon total net sales of approximately $8,402,000 and $7,971,000, respectively. As we add more Special Operations Salute sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.
•Gross margin for Products of 6.7% are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system), and approximately $211,000 in product inventory write downs and adjustments in 2024 compared to a positive inventory adjustment in 2023 of approximately $21,000. As we work to shed some of our excess capacity and overhead, and as we increase our sales of higher margin items, we expect this Products gross margin to increase significantly (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $6,039,000 for the year ended December 31, 2024 compared to approximately $5,938,000 for the year ended December 31, 2023. This approximately $101,000 decrease included:

Sales and Marketing Expense	Years Ended December 31, (rounded to $000’s)		Change
	2024	2023
Personnel - Cash Wages and Related Expense	$2,903,000	$3,259,000	$(356,000)
Personnel - Share-Based Compensation	730,000	—	730,000
Tasting Room	144,000	119,000	25,000
Leases and Rentals	740,000	712,000	28,000
Sales and Marketing Expenses	503,000	1,006,000	(503,000)
Other	1,019,000	842,000	177,000
	$6,039,000	$5,938,000	$101,000
•The approximately $356,000 decrease in personnel expense was primarily a result of a decrease of five full-time marketing and retail administration staff in May 2023.
•The approximately $730,000 of non-cash share-based compensation expense recognized in 2024 for sales and marketing personnel included deferred compensation matching RSUs to certain personnel of approximately $511,000, and historical RSU recognition at IPO $219,000.
•The approximately $25,000 increase in leases and rentals expenses was primarily due to the additional cost associated with our new tasting room location in Eugene, Oregon from the Thinking Tree Spirits acquisition offset by a decrease in rent expenses from closure of our Ballard, Washington retail location in March 2023.
•The approximately $503,000 decrease in sales and marketing expenses included: an increase in digital advertising production expense to drive DtC sales of our highest margin spirits brands, offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform and the ending of two large sports sponsorships that were put under contract before COVID-19 shutdowns went into effect (and could not be cancelled), which contracts were extended through negotiations in 2022 and 2023, and that were not renewed nor expensed in 2024 or beyond.
•The approximately $177,000 increase in other sales and marketing expenses included increases in: professional fees for contracted Chief Revenue Officer services and e-commerce distribution services and travel; software for an improved point-of-sale software upgrade; retail tasting room location utilities and insurance; and a net increase in other sales and marketing expenses.
•Removing the approximately $730,000 in non-cash share-based compensation expense recognized in 2024 for RSU grant awards for members of the Sales and Marketing team from the expenses for 2024 would result in a total cash expense under Sales and Marketing Expense of $5,309,000 for 2024, $629,000 less that the cash expenditures for 2023.

General and Administrative Expenses
General and administrative expenses were approximately $11,006,000 for the year ended December 31, 2024, compared to approximately $7,477,000 for the year ended December 31, 2023. This approximately $3,529,000 increase included:

General and Administrative Expense	Years Ended December 31, (rounded to $000’s)		Change
	2024	2023
Personnel - Cash Wages and Related Expense	$2,056,000	$1,955,000	$101,000
Personnel - Share-Based Compensation	2,414,000	6,000	2,408,000
Recruiting and retention	20,000	163,000	(143,000)
Professional Fees	2,195,000	2,220,000	(25,000)
Professional Fees - Share-Based Compensation	1,571,000	—	1,571,000
Leases and Rentals	593,000	658,000	(65,000)
Depreciation	1,022,000	1,160,000	(138,000)
Other	1,135,000	1,315,000	(180,000)
	$11,006,000	$7,477,000	$3,529,000
•The approximately $11,006,000 in General and Administrative Expenses listed in the table above includes a total of approximately $3,985,000 in non-cash share-based compensation expense recognized in 2024 for RSU awards, comprised of approximately $2,414,000 of such non-cash expense to General and Administrative employees and approximately $1,571,000 in non-cash expense to consultants. (See further detail below in Professional Fees for discussion of the non-cash expenses recognized for consultants).
•Non-cash share-based expenses related to RSU grant awards of $3,985,097 make up 36.2%% of the total General and Administrative expenses for 2024.
•The approximately $3,985,000 in non-cash share-based expenses related to RSU grants recognized in 2024 is greater than the total increase in General and Administrative expenses from 2023 to 2024 by approximately $450,000. This indicates that absent the non-cash share-based compensation recognized in 2024, General and Administrative expenses were otherwise down on a cash basis by approximately $450,000, despite any expenses incurred by us to complete our initial public offering.
•Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as we completed a successful public offering of our common stock (which occurred on November 25, 2024), when the employees would then be paid their respective deferral, plus RSUs or stock options (under the existing 2019 Plan and the new 2024 Plan discussed in Notes 2 and 9 of our consolidated financial statements for the years ended December 31, 2024 and 2023).
•The approximately $143,000 decrease in recruiting and retention expenses included recruiting expenses related to hiring of key personnel in 2024 and 2023.
•The approximately $65,000 decrease in leases and rentals was primarily the result of our closed Capitol Hill tasting room lease terminating May 2023, and our Ballard tasting room lease terminating April 2024.
•The approximately $138,000 decrease in depreciation expense was primarily the result of accelerating depreciation in 2023 to write off the remaining assets of our Ballard tasting room, which was closed in March 2023.
•The approximately $180,000 decrease in other general and administrative expenses included accumulative smaller changes in utilities, travel, insurance and other expenses.

•The approximately $1,546,000 increase in professional fees expense included:

Professional Fees	Years Ended December 31, (rounded to $000’s)		Change
	2024	2023
Accounting and Valuation Services	$559,000	$1,318,000	$(759,000)
Legal	997,000	657,000	340,000
Consulting	133,000	170,000	(37,000)
Consulting - Share-Based Compensation	1,571,000	—	1,571,000
Other	506,000	75,000	431,000
	$3,766,000	$2,220,000	$1,546,000
A majority of our professional fees expense in the years ended December 31, 2024 and 2023 were incurred as a result of general preparedness of our financial reporting and capital structure for our initial public offering, and previously, for the proposed SPAC transaction discussed below (which was terminated in May 2023). Accordingly, within that context, most of our professional fees expense and changes in expense levels between the respective year-over-year periods were as follows:
•The approximately $1,571,000 of non-cash share-based compensation expense recognized in 2024 for RSU awards granted to consultants. 41.7% of our Professional Fees in 2024 were non-cash share-based compensation expensed in 2024 from the awarding of RSUs to outside consultants in lieu of cash.
•Excluding the approximately $1,571,000 in non-cash shared-based expenses for consultants, professional fees decreased by approximately $25,000 to approximately $2,195,000 from approximately $2,220,000 in the years ended December 31, 2024 and 2023, respectively.
•The approximately $759,000 decrease in accounting and valuation services expenses were primarily the result of hiring an in-house Chief Financial Officer, moving what were professional fees paid for a contract acting Chief Financial Officer into General and Administrative costs, and the end of valuation related services to the SPAC transactions that was terminated in May 2023.
•The approximately $340,000 decrease in legal fees was primarily the result of legal work in the year ended December 31, 2024 related to our initial public offering compared to legal work in the year ended December 31, 2023 related to the merger agreement for the proposed SPAC transaction (which was terminated in May 2023) and work on our initial public offering (which began in late 2023).
•The approximately $431,000 increase in other professional fees was primarily the result of related to third party investor relations and media relations services and moving human resources and payroll to outside firms.
Beginning in 2022, we began exploring funding options, including preparations for the possible merger into a special purpose acquisition company (SPAC). While the costs directly associated with this activity were capitalized and deferred to the balance sheet to be recognized as a cost of the transaction upon a successful completion or other disposition, we also incurred certain other expenses related to preparing for the transaction that did not directly qualify for capitalization and deferral, such as the preparation of audited consolidated financial statements, and certain expenses for valuation and other financial services. In May 2023, the SPAC agreement ended based upon the agreement’s maturity date and was not extended, ending the transaction, and as of December 31, 2023, we expensed the approximately $424,000 of related costs that had previously been capitalized and deferred to the balance sheet. See “Recent Developments” for further information.
Beginning in late 2023 we began exploring other funding options, including an initial public offering While the costs directly associated with this activity were capitalized and deferred to the balance sheet to be recognized as a cost of the transaction upon a successful completion or other disposition, we also incurred certain other expenses related to preparing for the transaction that did not directly qualify for capitalization and deferral, such as the preparation of audited consolidated financial statements, and certain expenses for valuation and other financial services. On November 25, 2024, we successfully completed our initial public offering, and recognized approximately $2,367,921 of deferred offering expenses as a cost of the transaction. See “Recent Developments” for further information.

Interest Expense
Interest expense increased by approximately $9,000 to approximately $2,536,000 for the year ended December 31, 2024, compared to approximately $2,527,000 for the year ended December 31, 2023. The increase was due to a number of smaller offsetting items.
Income Taxes
The provision for income taxes for the years ended December 31, 2024 and 2023 was immaterial, primarily as we were in a net loss position for those periods.
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
Adjusted Gross Profit excluding unabsorbed overhead and Adjusted Gross Margin excluding unabsorbed overhead: Adjusted gross profit excluding unabsorbed overhead represents GAAP gross profit adjusted for (excluding) unabsorbed overhead. Adjusted Gross Margin excluding unabsorbed overhead represents Adjusted Gross Profit excluding unabsorbed overhead as a percentage of total net sales. We use these measures (i) to compare operating performance on a consistent basis for the raw inputs, direct labor and direct overhead to a produce a product removing unused production capacity or overhead, (ii) for planning purposes, including the preparation of our internal annual operating budget, and (iii) to evaluate the performance and effectiveness of operational strategies as we work to reduce overhead.
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
EBITDA and Adjusted EBITDA: EBITDA represents GAAP net loss adjusted for (i) depreciation of property and equipment; (ii) interest expense; (iii) share-based compensation; and (iv) provision for income taxes. Adjusted EBITDA represents EBITDA adjusted for the recognition of share-based compensation, non recurring gains and losses; and other one-time items. We believe that EBITDA and adjusted EBITDA help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we include in GAAP operating loss. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of this non-GAAP financial measure compared to the closest comparable GAAP measure. Some of these limitations are that:
•Adjusted Gross Profit, EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•Adjusted Gross Profit, EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted Gross Profit, EBITDA and adjusted EBITDA exclude certain recurring, non-cash charges such as depreciation of property and equipment and, although this is a non-cash charge, the assets being depreciated may have to be replaced in the future;
•Adjusted Gross Profit, EBITDA and adjusted EBITDA exclude income tax benefit (expense); and
•Other companies in our industry may calculate non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the years ended December 31, 2024 and 2023. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Years Ended December 31, (rounded to $000’s)
Gross Profit Analysis Excluding Unabsorbed Overhead	2024	2023
GAAP Total Net Sales	$8,403,000	$7,972,000
GAAP Gross Profit	2,126,000	2,151,000
GAAP Gross Profit Additions/(Deductions):
Unabsorbed Overhead	2,550,000	2,215,000
Adjusted Gross Profit excluding unabsorbed overhead	$4,676,000	$4,366,000
GAAP Gross Margin	25.3%	27.0%
Adjusted Gross Margin excluding unabsorbed overhead	55.6%	54.8%
The above Adjusted Gross Margin excluding unabsorbed overhead shows the cost of production of our products and services based on raw inputs and direct labor and overhead, removing all unabsorbed overhead expenses for unused capacity. This allows us to examine the cost of each product and its margin as we evaluate where our areas of product focus should be. Considering we had low margin activity in our portfolio in 2024 (for example, well vodka and third-party production) an Adjusted Gross Margin excluding unabsorbed overhead greater than 50% is remarkable for a craft producer. As we increase the use of unused capacity, reduce capacity and continue to shift away from low margin activities towards our focus on higher margin products, we would expect to see both the GAAP Gross Margin and the Adjusted Gross Margin excluding unabsorbed overhead increase.
It is important to note specifically that the Adjusted Gross Margin excluding unabsorbed overhead includes revenue from low margin barrel production contracts we had in 2024 and 2023 that we do not expect to be performing for the foreseeable future as we focus on higher margin activities.
In an ideal scenario a producer would be at 100% utilization and producing high margin items exclusively. Knowing this, we are examining operations, assets and our existing real estate footprint to drive better utilization and reduce overhead with the goal of driving down unabsorbed overhead and decreasing unused asset capacity.
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA for the years ended December 31, 2024 and 2023.

	Years ended December 31, (rounded to $000’s)

EBITDA Analysis	2024	2023
Net Income / (Loss)	$710,000	$(36,798,000)
Add (Deduct):
Income Tax	9,000	7,000
Interest Expense	2,536,000	2,527,000
Depreciation and Amortization	1,285,000	1,430,000
EBITDA	$4,540,000	$(32,834,000)
Change in fair value of convertible notes	(14,028,000)	22,765,000
Change in fair value of warrant liabilities	(737,000)	240,000
Investment (Gain) / Loss	(3,421,000)	—
Share-Based Compensation	4,892,000	19,000
Adjusted EBITDA	$(8,754,000)	$(9,810,000)

Liquidity and Capital Resources
We have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations as we have invested in equipment, location buildout, inventory buildout (including laying down barrels of whiskey for aging) and marketing to grow our presence and brands. To date, our primary sources of capital have been private and public placements of equity securities, term loans, and convertible debt. During the years ended December 31, 2024 and 2023, we had net income/(loss) of approximately $711,000 and $(36,798,000), respectively (of which, approximately $18,186,000 and $(23,005,000), respectively, stemmed from the (increase)/decrease in fair value of certain convertible notes, warrants and contingencies, and gain on investment). We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in inventory, assets, working capital and otherwise in the growth of our business.
At December 31, 2024, we had outstanding aged payables to vendors in the aggregate amount of approximately $5,000,000, inclusive of accrued amounts to service providers who were providing services for us related to our IPO. We reached agreements with most of these vendors, including the vendors with some of the largest outstanding invoices, to be paid soon after the IPO or periodically on payment plans. Of the aforementioned vendor obligations, approximately $1,676,000 were for services related to the preparation of our IPO. A significant amount of the remaining payables relate to marketing and sports sponsorship fees that were agreed upon or contracted for prior to the COVID-19 lockdowns, but were put on hold or held over during those lockdowns and then restarted after the COVID lockdowns ended pursuant to the terms of the agreements. All of those sports marketing contracts have been completed as of the end of 2024 and will not be renewed, and we expect to make payments to those vendors in a way that allows us to manage our cash on hand as we grow our higher-margin revenue in 2025. Given our shift away from low-margin products and services, management believes the use of cash for higher-margin activities and priorities, requiring fewer raw goods units to drive more top line revenue, and more profitable revenue, will also assist with reducing and eventually eliminating our cash burn. While we believe we have put in place satisfactory payment terms for the payment of most of our outstanding payables, there is a risk that one or more of our vendors could demand a more immediate payment or initiate litigation against us in an attempt to force payment of the amounts owed. In such a case, the litigation could cause us to incur significant costs defending such action, and any such payment could materially affect our business, financial condition or liquidity.
From time to time, we were out of compliance with various financial and other debt covenants under the Silverview Loan, which is discussed below, with respect to our failure to meet certain financial thresholds and tests and the furnishing of some of our consolidated financial statements for quarterly periods in 2024 prior to the closing of our IPO and for the year ended December 31, 2023. As of October 1, 2024, the lender waived any existing covenant compliance matters through the date of our IPO and agreed to forbear from exercising its rights and remedies under the loan agreement for any covenant violations, defaults or breaches through the Silverview Loan through the period ending on the closing date of our IPO. During the first three quarters of 2024, we were out of compliance with certain debt covenants in connection with the furnishing of monthly income statements, meeting an EBITDA test, providing a monthly cash balance report, and providing a monthly operational performance report, of which those covenant breaches were also waived in the October 1, 2024 Silverview Loan modification. We executed an additional agreement with our lender that contained further modifications on November 19, 2024, that went into effect upon the closing of our IPO. It included, among other changes favorable to us, confirming the waiver of any past defaults and covenant breaches, and reducing and simplifying our financial tests and reporting requirements under the loan agreement, making it easier for us to remain in compliance as of December 31, 2024 as we focus on growing our business.
We used a portion of the net proceeds of our IPO to repay a portion of the principal amount of the Silverview Loan as part of the loan modification agreement. Our future capital requirements and the adequacy of available funds will depend on many factors. We believe we will need to raise additional capital in 2025 to cover our expenses and to meet our growth objectives for the remainder of the year. Subject to meeting certain conditions set forth in the securities purchase agreement, we have the ability to draw down on the equity line of credit (ELOC) we put in place in February 2025 if market conditions are favorable for the use of the ELOC at times we seek to use it. However, we may need to seek such additional financing through the offering of other instruments or securities. We will continue seeking additional financing from time to time to meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business and expand our marketing and sales efforts. We do not have any credit facilities as a source of future funds other than the recently completed equity line of credit, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may have to cease or seriously curtail our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds through further issuances of equity, convertible preferred stock or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
On February 4, 2025, we completed a registration statement for an equity line of credit (“ELOC”). Under the ELOC, we registered the resale of up to 5,000,000 shares of our common stock to be sold under the ELOC of of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”), that have been or may be issued by us to the Investor pursuant to the ELOC purchase agreement. The registration statement also included the resale of up to 67,162 shares of common stock that were issued to the Investor upon the exercise of a stock purchase warrant with an exercise price of $0.001 per share (the “Commitment Warrant”) that was issued to the Investor pursuant to the ELOC purchase agreement. In February 2025, the Investor exercised the Commitment Warrant for $67.
On April 14, 2025, we received a notice from the Nasdaq that indicated that we were not in compliance with Nasdaq’s minimum bid price requirement as the closing bid price for our common stock was below $1.00 per share for the prior 30 consecutive business days. Pursuant to the Nasdaq listing rules, we have been granted a 180-calendar day compliance period, or until October 13, 2025, to regain compliance with the Nasdaq’s minimum bid price requirement. During such compliance period, our shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. If at any time during such compliance period, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the minimum bid price requirement and the matter will be closed. At the end of such compliance period, we may be granted an additional 180-calendar day compliance period to satisfy the minimum bid price requirement.
If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.
One way to regain compliance with the minimum listing standard is to undergo a reverse stock split. If we were to undergo a reverse stock split it could impact investors’ value in the investment they made in the company. There is also no guarantee that after undergoing a reverse stock split that our stock’s trading price will remain above the minimum listing requirement for the exchange, in which case the risks mentioned in the paragraphs above could remain in place or come back into being.
Line of Credit and Debt Agreements
In March 2021, we entered into a secured term loan agreement (the “Silverview Loan”)with Silverview Credit Partners, L.P. (“Silverview”) for a secured term loan of up to $15,000,000. The Silverview Loan originally matured on April 15, 2025, but was extended to October 25, 2026 in the October 1, 2024 Silverview Loan modification. The Silverview Loan initially accrued interest through the 18-month anniversary of the closing date at (i) a fixed rate of 10.0% per annum, which portion was payable in cash, and (ii) a fixed rate of 6.5% per annum, which portion was payable in kind and added to the outstanding obligations as principal. Commencing in October 2022, the Silverview Loan began accruing interest at a fixed rate of 15.0% per annum through maturity. We had an option to prepay the Silverview Loan with a prepayment premium up to 30.0% of the outstanding obligations during the first 24 months of the loan, after which time we could prepay the loan with no premium due. We are now past that initial 24-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan is secured by substantially all of our assets.
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
As discussed above, in the past, we had violated various financial and other debt covenants in the Silverview Loan agreement, including our failure to timely furnish to Silverview our consolidated financial statements for the months of 2024 prior to the completion of our IPO and for the year ended December 31, 2023. Because we had reached an agreement in principal with Silverview in June 2024 on the treatment of such waivers and the elimination of certain reporting requirements and covenants leading up to the IPO and we were working to paper those modifications while working on the IPO, we determined that the Silverview Loan should be classified as a current liability as of the date of our IPO. As of the date of our IPO the outstanding principal balance on the Silverview Loan was $12,250,000, with approximately $1,568,000 having been paid towards principal and interest subsequent to the closing of the IPO through December 31, 2024 leaving an outstanding balance of the Silverview Loan of approximately $10,682,000 at December 31, 2024.
The modification, first executed by the parties on October 1, 2024 and further modified on November 19, 2024, became effective upon the closing of our initial public offering in November 2024, contained the following provisions:
1)extend the maturity date by 18 months to October 25, 2026;
2)recast the amortization schedule to reduce the amount paid each quarter to allow us to preserve cash, as follows: $300,000 due December 31, 2024, $700,000 due June 30, 2025 and then $500,000 due every six months thereafter;
3)increase the per annum interest rate from 15% to 16.5% commencing in December 2024, with monthly interest payments remaining in effect but allowing us at our election to pay 100% of each interest payment in cash or to pay approximately 73.7% of such interest payment in cash and to add the balance of such interest payment to the principal amount of the loan through the end of December 2025;
4)waive any past missed amortization payments;
5)waive any past covenant faults;
6)add a 1% additional exit fee due at loan payoff;
7)add an additional 1% exit fee due at payoff if we do not refinance or repay the entire loan by the original July 30, 2025 maturity date;
8)eliminate the EBITDA coverage and interest coverage ratio tests; and
9)reduce and simplify the reporting requirements to match the reporting we must make to the SEC as a public company.
With these changes and the net proceeds we receive from our initial public offering, we expect to remain in compliance with all financial covenants in the Silverview Loan agreement. We used approximately $2,375,000 of the net proceeds of our initial public offering to repay a portion of the principal and accrued interest of the Silverview Loan.
In April 2020, we were granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan could be forgiven if the proceeds are used in accordance with the terms of the program within the eight or 24-week measurement period. The loan terms required the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, our bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2021, the forgiveness was partially rescinded by the SBA and we recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in PPP debt. Under the terms of the PPP loan, we have also recorded interest on the PPP loan at the rate of 1%, for a total of $107,255 as of December 31, 2024. We are currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that we have 18-24 months to repay the PPP loan. Following the date of the forgiveness, the remaining balance of the PPP loan of $2,269,456 is expected to be repaid in the next 12 months with our general assets.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	Years ended December 31, (rounded to $000’s)
	2024	2023
Net Cash Used in Operating Activities	$(11,216,000)	$(8,480,000)
Net Cash Used in Investing Activities	(101,000)	(24,000)
Net Cash Provided by Financing Activities	11,693,000	8,358,000
Net increase / (decrease) in cash	$376,000	$(146,000)
Net Cash Used in Operating Activities
During the years ended December 31, 2024 and 2023, net cash used in operating activities was approximately $11,216,000 and 8,480,000, respectively, resulting primarily from net income (loss) of approximately $710,000 and $(36,798,000), respectively. During the years ended December 31, 2024 and 2023, approximately $(1,022,000) and $2,893,000, respectively, of cash was (used) / generated by changes in account balances of operating assets and liabilities. Non-cash adjustments to reconcile net loss to net cash used in operating activities were approximately $(10,904,000) and $25,425,000 in the respective periods.
The approximately $(10,904,000) of non-cash adjustments for the year ended December 31, 2024 consisted primarily of approximately: $14,028,000 of gain on change in fair value of convertible notes; $737,000 of gain on change in fair value of warrant liabilities; $3,421,000 of gain on investment; offset by $4,892,000 of non-cash share-based compensation; $1,285,000 of depreciation expense; $508,000 of non-cash amortization of operating lease right-of-use assets; $242,000 of loss on disposal of property and equipment; and, $346,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $25,425,000 of non-cash adjustments in the years ended December 31, 2023 included approximately: $1,430,000 of depreciation expense; $493,000 of non-cash amortization of operating lease right-of-use assets; $22,765,000 of loss on change in fair value of convertible notes; $240,000 of loss on change in fair value of warrant liabilities; $19,000 of non-cash share-based compensation; and $435,000 of non-cash interest expense primarily associated with our notes payable.
Net Cash Used in Investing Activities
During the years ended December 31, 2024 and 2023, net cash used in investing activities was approximately $101,000 and $24,000, respectively. Investing activities during the years ended December 31, 2024 and 2023 were related primarily to the purchase of property and equipment, net of minor amounts related to purchases / sales of assets.
Net Cash Provided By Financing Activities
During the years ended December 31, 2024 and 2023, net cash provided by financing activities was approximately $11,693,000 and $8,358,000, respectively. The cash proceeds received in the year ended December 31, 2024 were primarily comprised of approximately: $3,656,000 of proceeds from the sale of convertible notes (of which $1,433,000 was from a related party); $695,000 proceeds from notes payable; $5,960,000 from proceeds of our initial public offering; $2,025,000 from the sale of preferred stock; offset by repayment of notes payable of $1,723,000; and $4,000 of other expenditures. The cash proceeds received in the year ended December 31, 2023 of approximately $8,358,000 were related to approximately: proceeds from convertible notes of $8,565,000 (of which $3,750,000 was from a related party); $250,000 proceeds from notes payable; offset by deferred transaction costs associated with our IPO of $263,000 repayment of notes payable of $183,000; and $11,000 of other expenditures.
Supplemental Cash Flow Information
During the year ended December 31, 2024, supplemental cash flow activity included approximately: $2,189,000 of cash paid for interest expense; $1,266,000 of Series A Preferred Stock issued in exchange for inventory and barrels; $720,000 of Series A Preferred Stock issued in exchange for factoring agreement and related accrued interest and fees; $1,676,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities; and $0 of leased assets obtained in exchange for new operating lease liabilities.
For the year ended December 31, 2023, supplemental cash flow activity included approximately: $2,091,000 of cash paid for interest expense; $1,020,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities; $290,000 of ROU’s obtained in exchange for new operating leases; $194,000 of unpaid property additions; and $1,020,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this filing.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe that the following estimates are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Valuation of Future Lease Payments
The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our operating leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. The incremental borrowing rate is calculated by modeling our credit rating on our historical arm’s-length secured borrowing facility and estimating an appropriate credit rating for similar secured debt instruments. Our calculated credit rating on secured debt instruments determines the yield curve used. In addition, an incremental credit spread is estimated and applied to reflect our ability to continue as a going concern. Using the spread adjusted yield curve with a maturity equal to the remaining lease term, we determine the borrowing rates for all operating leases.
Stock-Based Compensation
We measure compensation for all stock-based awards at fair value on the grant date and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.
The fair value of options granted is estimated on the grant date using the Black-Scholes option pricing model. We use a third-party valuation firm to assist in calculating the fair value of our options. This valuation model requires us to make assumptions and judgment about the variables used in the calculation, including the volatility of our common stock and assumed risk-free interest rate, expected years until liquidity, and discount for lack of marketability. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options. We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term. We determine the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future. Forfeitures are accounted for and are recognized in calculating net expense in the period in which they occur. Stock-based compensation from vested options, whether forfeited or not, is not reversed.
Stock option awards generally vest on time-based vesting schedules. Stock-based compensation expense is recognized based on the value of the portion of stock-based payment awards that is ultimately expected to vest and become exercisable during the period. We recognize compensation expense for all stock-based payment awards made to employees, directors, and non-employees using a straight-line method, generally over a service period of four years.
We grant stock options to purchase common stock with exercise prices equal to the value of the underlying stock, as determined by the Board of Directors on the date the equity award was granted. The fair value of the common stock underlying our stock-based awards has historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:
•contemporaneous valuations of our common stock performed by independent third-party specialists;
•the lack of marketability inherent in our common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•the hiring of key personnel and the experience of our management;
•our history and the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given prevailing market conditions;
•the operational and financial performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions and overall economic conditions.

In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company. The fair value of our business determined by the income and market approaches is then allocated to the common stock using either the option-pricing method (OPM), or a hybrid of PWERM and OPM methods.
Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For valuations, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any period could be affected by changes in our assumptions or market conditions.
Income Taxes
We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, “Income Taxes” for establishing and classifying any tax provisions for uncertain tax positions. Our policy is to recognize and include accrued interest and penalties related to unrecognized tax benefits as a component of income tax expenses. We are not aware of any entity level uncertain tax positions.
Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enacted date.
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the years ended December 31, 2024 and 2023.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering (November 25, 2029), (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Item 8. Financial Statements and Supplementary Data
Our annual audited financial statements for the years ended December 31, 2024 and 2023, together with the notes thereto and the report of Marcum LLP thereon, are included in this Annual Report on pages F-1 through F-55
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
a) due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;
b) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.
We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Justin Stiefel	50	Chairman of the Board, Chief Executive Officer, and Treasurer
Jennifer Stiefel	49	Director, President, and Secretary
Michael Carrosino	64	Executive Vice President of Finance and Chief Financial Officer
Beth Marker	64	Senior Vice President of Retail Operations
Danielle Perkins	35	Senior Vice President of Wholesale Operations
Non-Employee Directors
Troy Alstead	62	Director
Christopher H. Smith	86	Director
Matthew J. Swann	54	Director
Eric S. Trevan, Ph.D.	48	Director
Andrew Varga	59	Director
Jeffrey Wensel, M.D., Ph.D.	63	Director
Executive Officers
Justin Stiefel was a co-founder of our company and has been our Chief Executive Officer and a director since 2011 and Treasurer and Chairman of the Board since 2022. Mr. Stiefel is the driving force behind our focus on consumer-friendly products and experiences and is the creator of the TBN concept, having worked in 2018 to secure in Congress the repeal of an 1834 statute that prohibited distilling in Indian country. Prior to our founding, Mr. Stiefel served as a top staff member in the United States Senate, first as Deputy Press Secretary, then Legislative Aide, then Chief Counsel to the senior Senator for Alaska, Ted Stevens. He then became one of the youngest Chiefs of Staff in the history of the U.S. Senate for Lisa Murkowski, the junior Senator for Alaska. In 2004, Mr. Stiefel joined the international law firm of Dorsey and Whitney LLP as Of Counsel. Mr. Stiefel later formed his own consulting firm assisting clients, individual businesses and tribes (American Indian, Alaskan Native and Native Hawaiians), with their needs in advancing legislation, regulations and policy initiatives in Washington, DC. Mr. Stiefel holds a BS in Chemical Engineering from the University of Idaho and a Juris Doctor from Catholic University of America, where he graduated in the top ten in his class, Magna Cum Laude. He has also completed coursework at the United States Naval War College, focused on strategic decision making. He has served as a director for several non-profit organizations and sits on the Milgard Executive Counsel at the Milgard School of Business at the University of Washington. Mr. Stiefel is a member of three bar associations, in Washington State, Alaska and Washington, DC. He is active in advocating for legislative modernization in spirits, liquor laws and regulations, including drafting and negotiating legislative and regulatory changes at the state and federal levels on behalf of the craft spirits industry.
Jennifer Stiefel was a co-founder of our company, has been our President and a director since 2011 and Secretary since 2022. She oversees our brand preservation and consumer experience portions of our operations to ensure consistency and excellence throughout. She also is an instrumental part of the executive team focused on growing the TBN. Prior to our founding, Ms. Stiefel served in the United States Senate as a staff member of the Senate Appropriations Committee. She subsequently taught elementary school in Virginia, acting as team lead for science. In her younger years she worked in her family’s manufacturing business in Alaska, growing up to work in all facets of the company. She holds a BA in Elementary Education from the University of Idaho and a Masters in Instructional Education from Central Michigan University. Ms. Stiefel is a director for several non-profit organizations. Ms. Stiefel is the wife of Justin Stiefel, our Chairman and Chief Executive Officer.
Michael Carrosino has served as our Executive Vice President of Finance and Chief Financial Officer since November 25, 2024. Prior to that, he served as Executive Vice President of Finance and Acting Chief Financial Officer from June 2023 to November 2024. Mr. Carrosino is a veteran Finance and Operations executive with over 40 years of experience across multiple public and private industries. Mr. Carrosino’s functional experience is broad in the areas of Accounting, FP&A, Human Resources, and Operations and includes multiple acquisitions and divestitures, fundraisings, restructurings and other strategic events. Since January 2017, Mr. Carrosino held several independent fractional/interim chief financial officer consulting roles through CFO Selections, a provider of fractional chief financial officer and controller services, and related recruiting and placement. While with CFO Selections, Mr. Carrosino provided fractional chief financial officer services for several companies in various industries, including: Foss Maritime (marine services); The Space Needle (tourism and hospitality); Oberto Brands (consumer meat snacks); and, Concure Oncology (cancer treatment). From October 1999 to January 2017, Mr. Carrosino held several senior-level/chief financial officer positions, including: CFO & Co-Founder of Tatoosh Distillery (June 2010 to July 2014); CFO of SASH Senior Home Sale Services (real estate services) (November 2011 to January 2014); VP Finance/CFO of Maxwell IT (outsourced EHR/EMR IT services) (January 2005 to October 2008); VP Finance/CFO of Hyperion Innovations/ColdHeat (innovative consumer products) (June 2006 to October 2008); CFO & Treasurer of Pacific Biometrics OTC: PBME,OB (lab services) (June 2003 to October 2004); VP Finance/CFO of Inologic, Inc. (start-up biotechnology) (May 2002 to June 2003); CFO & Co-Founder of Vrtise (VPN B2C Information Distribution Network) (January 2001 to June 2003); VP Finance of Classmates.com (online directory) (April 2000 to December 2000); CFO of VacationSpot (vacation rental website) (October 1999 to April 2000 sale to Expedia); VP Finance of Advanced Research Systems (EMR software developer) (January 1999 to September 1999); and, Acting CFO for America Online’s Sprynet division (February 1998 acquisition from CompuServe to December 1998 sale to MindSpring). Mr. Carrosino’s prior experience includes tenures with Cell Therapeutics, Inc. from 1993 to 1997 where he managed the SEC Form 10 Registration, IPO, and subsequent SEC filings; Esterline Technologies from 1988 to 1993 where his responsibilities included all SEC filings; and, Arthur Andersen from 1981 to 1987. Mr. Carrosino has also served on a number of non-profits Boards, including Treasurer and Director of Festa Italiana (since 1989); Treasurer and Board Member of Whim W’him Dance Company (2009 to 2012); and Trustee of Seattle Yacht Club (2019 to 2022). Mr. Carrosino is a CPA-inactive (State of WA). He received a B.A. degree in Humanities in 1980 and a B.A. degree in Business Administration — Accounting in 1981 from Seattle University.
Beth Marker has served as our Senior Vice President of Retail Operations since February 2024. She joined our company in 2017 to launch the Roslyn, WA location. She recently initiated a Retail Realignment Project that under her new role as SVP of Retail Operations, seeks to drive increasingly robust and cost-effective growth across all retail channels. With decades of experience in field sales, project management and marketing, she built an extensive career launching new products and brand assets on a national level. Prior to joining our company, she held various executive positions within the cosmetic and fragrance industry at both Revlon and Lancôme before joining Nordstrom in product development. After relocating to the Cascade foothills of central Washington, Ms. Marker joined Safeway’s store management group where she further honed her skills in product promotion, diversity and retail management. Having grown up on her generational family farm in Indiana, she learned the value of maximizing resources early on. She holds a BS in Fine Arts Administration from Butler University. Ms. Marker has served as a director for various local non-profits.
Danielle Perkins has served as our Senior Vice President of Wholesale Operations since February 2024 and has been with our company since 2018. She brings 14 years of experience in the alcohol industry and oversees wholesale sales and distribution, including managing our wholesale sales team and contractors, setting goals and targets for our sales team and our distribution partners, overseeing the data resulting from wholesale sales and then reporting on the same to management. Ms. Perkins previously held the roles of Regional Vice President of Sales — West and Vice President of Control States. During this time, she has overseen expansion, distribution and sales in over 20 states for our company and our brands. Before joining our company, Ms. Perkins worked as a Sales Manager with New Holland Brewing Company, managing spirit sales and distributor partners in the Midwest. She began her career in the beverage industry working on-premises as a Beverage Director in Chicago, IL. She holds a BA in Musical Theatre from Columbia College Chicago.
Non-Employee Directors
Troy Alstead joined our board of directors on November 25, 2024. Since 2017, Mr. Alstead has been the founder and proprietor of Ocean5 and Table 47, concepts opened in 2017 for dining, entertainment and events. In February 2016, Mr. Alstead retired from Starbucks Corporation (Nasdaq: SBUX), an American coffee company and coffeehouse chain, after 24 years with the company, having most recently served as Chief Operating Officer. Mr. Alstead served as Chief Operating Officer beginning in 2014. From 2008 to 2014, Mr. Alstead served as that company’s Chief Financial Officer and Chief Administrative Officer. Additionally, Mr. Alstead served as Group President from 2013 until his promotion to Chief Operating Officer. Mr. Alstead joined Starbucks in 1992 and over the years served in several operational, general management, and finance roles. Mr. Alstead spent a decade in Starbucks’ international business, including roles as Senior Leader of Starbucks International, President Europe/Middle East/Africa headquartered in Amsterdam, and Chief Operating Officer of Starbucks Greater China, headquartered in Shanghai. Mr. Alstead is also a member of the board of directors of Levi Strauss & Co. (NYSE: LEVI), Harley-Davidson, Inc. (NYSE: HOG), Array Technologies Inc. (Nasdaq: ARRY), and OYO Global. Mr. Alstead earned a B.A. in business administration from the University of Washington.

Christopher H. “Toby” Smith has been a director of our company since 2022. Mr. Smith is actively engaged in the practice of law in representing both domestic and international corporate clients. At the outset of his career he was a partner of the New York firm of Whitman & Ransom (now Winston & Strawn LLP.) and later served as Of Counsel to the firm of Foley & Lardner. Mr. Smith is licensed to practice law in New York, Connecticut and Washington, D.C. Mr. Smith founded and, since February 1986 has been, an attorney at Alexander, Smith & Company, Inc., a Connecticut-based legal and financial advisory firm. Mr. Smith has served numerous public and private enterprises, nationally and internationally, as Executive Chairman of the Board, Lead Director, Chief Executive Officer, Chief Financial Officer, and General Counsel. Representative experience includes Puma USA, Sylvania International, Escada, London Fog, Medical Staffing Network, Barnes Engineering, Atkins Nutritionals, Thompson Media, and Oneida, Ltd. Mr. Smith also served as Chief Executive Officer of the Wildlife Conservation Society, which is better known as the Bronx Zoo. Mr. Smith is a graduate of Williams College and the Yale Law School. His post-graduate work included clerkships on the United States Court of Appeals in Washington, D.C. and the Supreme Court of Connecticut. He also served as a Fellow of the Organization of American States and studied comparative law in Venezuela.
Matthew J. Swann was appointed to our board on January 6, 2025. Mr. Swann is a Strategic Advisor and Chief Technology Officer (CTO) with decades of experience in the technology industry, specializing in cloud computing, fintech and digital payments and technology transformation. Since January 2023, Mr. Swann has been the President of Foo Services, a technology consulting firm. From March 2021 to February 2023, he served as CTO at NuBank (NYSE: NU), one of the world’s largest digital financial services platforms, where he drove innovation, growth and strategy across product and platform development. From 2018 to March 2021, he served as CTO of Booking.com (NASDAQ: BKNG), an online travel agency. Before Booking.com, he held senior-level technology positions with several international companies, including establishing and overseeing all international digital payment platforms as a Vice President at Amazon (NASDAQ: AMZN) for nearly a decade, serving as CTO for StubHub, and serving as Chief Information Officer for Citibank (NYSE: C) overseeing its Global Consumer Bank, Cards, Payments and Digital divisions. Currently, Mr. Swann serves as a Director at Payfare Inc. (TSE: PAY), where he supports digital innovation and transformation strategies. He also serves as a non-executive Director at Thredd Payments, a London-based fintech firm. He received a Bachelor of Science degree, Computer Information Systems, from Arizona State University.
Eric S. Trevan, Ph.D. has been a director of our company since 2022. Dr. Trevan has been an Assistant Professor at California State University San Marcos since 2020 and was previously a Visiting Scholar of Innovation, Business and Economic Policy for Tribal Nations at the Evergreen State College from 2016 to 2021. Since January 2019, he has also served as President of Local Solutions, an artificial intelligence (AI) market analytics company. Dr. Trevan is an economist and is regarded as a thought leader on Native economies and economic policy, specializing in complex financial arrangements that mediate public and private regulations, policies and economic resources. Beginning in 2021, Dr. Trevan served as Chairman of Twelve Clans Inc., the sovereign wealth fund of the Ho-Chunk Nation, has served since 2022 on the Boards of Directors of Gun Lake Investments, the non-gaming investment arm of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, has served since 2022 on the board of directors of Northern Initiatives, a non-profit Community Development Financial Institution, has served since 2017 on the board of directors of the Noo-Kayet Development Corporation, the economic development arm of the Port Gamble S’Klallam Tribe, and has served since 2019 on the board of directors of the Cheyenne and Arapaho Business Development Corporation of the Cheyenne and Arapaho Tribes. Dr. Trevan was formerly a Policy Advisor to the Treasury Tribal Advisory Committee at the U.S. Department of Treasury. Dr. Trevan has a Ph.D. from Arizona State University Watts College of Public Solutions, Community Resources and Development (Local and Native Economies), a Master’s Degree in Administration (Public Administration) from Central Michigan University, and a Bachelor’s Degree in Public Administration/Economics from Western Michigan University. He is a Tribal citizen of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, Gun Lake Tribe in Michigan.
Andrew Varga joined our board of directors on November 25, 2024, and has served as a consultant to our company since April 2023. Since June 2015, Mr. Varga has been the founder and principal of AV Train Consulting, a strategy and marketing consulting firm primarily serving the pizza, wine and bourbon industries. From July 2013 to February 2015, Mr. Varga was the President of Zimmerman Advertising, an advertising firm. From September 2009 to July 2013, Mr. Varga served as Senior Vice President and Chief Marketing Officer of Papa John’s International, Inc. (Nasdaq: PZZA). From January 1988 to September 2009, Mr. Varga held various executive positions with Brown-Forman Corporation (NYSE: BF-A; BF-B), a company engaged in the production and distribution of alcoholic beverages, including Jack Daniel’s Tennessee Whiskey and its associated brand extensions, Woodford Reserve and Old Forester. Mr. Varga was responsible for the company’s Wines and Spirits portfolio in the North American Region, Mr. Varga was Senior Vice President/Managing Director, Wines Marketing, with global responsibility for the wine portfolio, Vice President/Director of Corporate Strategy, leading Brown-Forman’s strategic planning process and reporting to the company’s Chairman and Chief Executive Officer, and various positions of increasing responsibility for Brown-Forman, including Brand Director for Korbel Champagne. While at Brown-Forman, he helped launch the Woodford Reserve and Old Forester brands. Mr. Varga received a BBA degree from the University of Kentucky and an M.B.A. degree from Queens College.
Jeffrey Wensel, M.D., Ph.D. has been a director of our company since 2017. Dr. Wensel is a practicing neuroradiologist and inventor with multiple patents to his name since 1995. Dr. Wensel’s fascination with distillation and spirits began years before his medical education. He earned his medical degree from the University of Iowa in 1990. Dr. Wensel completed his residency at the University of Arizona and his Neuroradiology Fellowship at the UCLA Medical Center in Los Angeles. For more than the past five years, Dr. Wensel has engaged in the private practice in radiology in Eugene, Oregon and has consulted for other doctors around the U.S. Dr. Wensel is fluent in a Spanish and has functioning knowledge of nine other languages. He is active in our Eugene operations and is focused on leading our efforts around rum production.
Involvement in Certain Legal Proceedings
To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:
1.any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.being the subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.being the subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Board Composition and Structure; Director Independence
Our business and affairs are managed under the direction of our board of directors, which consists of eight members. In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors are divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class are eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Set forth below is information regarding the membership of each class of directors, effective as of the closing of this offering.

Director:	Initial Term Expires:
Class I Directors:	At the 2027 annual meeting of stockholders
Justin Stiefel
Troy Alstead
Eric S. Trevan, Ph.D.

Class II Directors:	At the 2026 annual meeting of stockholders
Jennifer Stiefel

Andrew Varga
Matthew J. Swann

Class III Directors:	At the 2025 annual meeting of stockholders
Jeffrey Wensel, M.D., Ph.D.
Christopher (Toby) Smith

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. As set forth in our corporate governance guidelines, when considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provides an appropriate mix of experience and skills relevant to the size and nature of our business.
Our board of directors expects a culture of ethical business conduct. Our board of directors encourages each member to conduct a self-review to determine if he or she is providing an effective service to our company and our stockholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our stockholders, such member would be encouraged to resign.
Board Leadership Structure
Our amended and restated bylaws and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Justin Stiefel currently serves as our Chief Executive Officer and Chairman of the Board.
As Chairman of the Board, Mr. Stiefel’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.
We will continue to take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors are be able to request at any time a meeting restricted to independent directors for the purpose of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required. Further, at the conclusion of each regular or special meeting of the board of directors, the Chairman inquires of the Lead Director and/or the independent members of the Board if they wish to meet in executive session. Minutes of the executive session are taken by the Lead Director and filed with the minutes of our company but sealed unless corporate action is taken.
Committees of our Board of Directors
The standing committees of our board of directors consist of an audit committee, a compensation committee, a nominating and corporate governance committee and a technology and cryptocurrency committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. Each of the first three committees listed above has a committee charter setting out the mandate of such committee, including the responsibilities of the chair of such committees. .
The composition, duties and responsibilities of these committees are set forth below.

Audit Committee
The audit committee is responsible for, among other matters:
•appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them;
•overseeing our independent registered public accounting firm’s qualifications, independence and performance;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and
•reviewing and approving related person transactions.

Our audit committee consists of three of our directors, Messrs. Alstead, Smith and Dr. Trevan, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and the Nasdaq rules. Mr. Alstead serves as chairman of our audit committee. Our board of directors has determined that Mr. Alstead qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. Our board of directors has adopted a written charter for the audit committee, which is available on our corporate website at www.HeritageDistilling.com. The information on our website is not part of this report.
Compensation Committee
The compensation committee is responsible for, among other matters:
•reviewing key employee compensation goals, policies, plans and programs;
•reviewing and approving the compensation of our directors, chief executive officer and other executive officers;
•producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC;
•reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and
•administering our stock plans and other incentive compensation plans.
Our compensation committee consists of three of our directors, Dr. Trevan, Mr. Swann and Dr. Wensel, each of whom meets the definition of “independent director” under the rules of Nasdaq and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Dr. Trevan serves as chairman of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.HeritageDistilling.com. The information on our website is not part of this report.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is responsible for, among other matters:
•determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;
•identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by the Committee and our board of directors;
•overseeing the organization of our board of directors to ensure that the duties and responsibilities of the board are discharged properly and efficiently;

•reviewing the committee structure of the board of directors and the composition of such committees and recommending directors for appointment to each committee together with recommendations for the Chairs of such committees; and
•identifying best practices for the board’s discharge of its duties and responsibilities including policies and principles that ensure good governance throughout the enterprise.
Our nominating and corporate governance committee consists of three of our directors, Messrs. Smith, Alstead and Swann, each of whom meets the definition of “independent director” under the rules of Nasdaq. Mr. Smith serves as chairman of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.HeritageDistilling.com. The information on our website is not part of this report.
Technology and Cryptocurrency Committee
Our Technology and Cryptocurrency Committee is responsible for, among other things:
•evaluating our current use of technology, including security protocols, selection of software and vendors, and safeguarding of data and information;
•evaluating new technology that may be able to create efficiencies for our processes, improve sales or revenue opportunities, allow us to reach new customers or otherwise improve our overall operations;
•developing and recommending to the full board the adoption of a Bitcoin Treasury Policy to include policies regarding accepting, acquiring, holding, using and disposing of such cryptocurrency and other developments related to such policy, and then monitoring on an ongoing basis the implementation of the same;
•create recommendations for our use of AI in our processes to advance the business; and
•develop new strategies for us to grow the enterprise as new technological opportunities arise.
Our technology and cryptocurrency committee consists of four of our directors, Messrs. Swann and Dr. Trevan, each of whom meets the definition of “independent director” under the rules of Nasdaq and Mr. Varga and Mr. Stiefel. Mr. Swann serves as chairman of our technology and cryptocurrency committee. Our board of directors intends to adopt a written charter for the technology and cryptocurrency committee.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. None of our compensation committee members, when appointed, will have at any time been one of our officers or employees.
Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate.
Director Term Limits
Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our nominating and corporate governance committee will annually review the composition of our board of directors, and its collective and individual performance. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.
Diversity Policy
Our board of directors is committed to nominating the best individuals to fill director and executive roles. Our board has not adopted policies relating to the identification and nomination of diverse directors and executives as it does not believe that it is necessary in the case of our company to have such written policies at this time. Our board of directors believes that diversity is important to ensure that board members and senior management provide the necessary range of perspectives, experience and expertise required to achieve effective stewardship and management. We have not adopted a target regarding diverse candidates on our board or in executive officer positions as our board believes that such arbitrary targets are not appropriate for our company. We currently have one female director on our board, one Native American director and three women holding an executive position within our company.
Risk Oversight
Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.
Our board of directors has delegated to the audit committee the principal oversight of our risk management process. Our other board committees, however, also consider and address risks and risk management as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise risk.
Code of Ethics
Our board of directors has adopted a Code of Ethics that applies to all of our employees, contractors, and consultants, including our chief executive officer, (acting) chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at www.HeritageDistilling.com by clicking on “Investors.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this report.
Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with and follow the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.
Item 11. Executive Compensation
Summary Compensation Table
The following table provides certain summary information concerning compensation awarded to, earned by or paid to any individual who served as chief executive officer at any time during the year ended December 31, 2024 and each other person who was serving as an executive officer of our company at the end of such year whose total compensation exceeded $100,000. These individuals are referred to in this prospectus as the “named executive officers”. For each executive officer who also served as a director of our private company, we have included in such compensation: any compensation earned as stock awards: and deferred and accrued cash fees for service as a director.

Name and Principal Position	Year	Salary(1)	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
Justin Stiefel	2024	$135,160	—	$160,000	$9,167	$304,327
Chief Executive Officer; Treasurer	2023	98,653	—	—	10,000	108,653

Jennifer Stiefel	2024	139,367	—	160,000	9,167	308,534
President; Secretary	2023	97,962	—	—	10,000	107,962

Michael Carrosino(4)	2024	210,674	—	—	—	210,674
Executive Vice President, Finance; Chief Financial Officer	2023	35,464	—	—	—	35,464

Beth Marker	2024	175,639	—	6,000	—	181,639
SVP Retail Operations	2023	84,917	—	—	—	84,917

Danielle Perkins	2024	163,215	—	10,000	—	173,215
SVP Wholesale	2023	150,831	—	—	—	150,831
(1)    Does not include deferred compensation from 2023 and 2024 that will be paid in 2025, as follows:
•      $63,076 to Justin Stiefel;
•      $63,076 to Jennifer Stiefel;
•      $107,395 to Michael Carrosino;
•      $4,000 to Beth Marker;
•      $46,876 to Danielle Perkins.
(2)    Represents the aggregate grant date fair value of restricted stock units granted to the executive officer during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. These amounts do not reflect the actual value that will eventually be realized by the executive officer at the time the award becomes vested.
(3)    Other compensation consisted of deferred compensation payable for service as a director. Fees were paid out following the closing of our November 2024 initial public offering. Since the closing of our initial public offering, employee directors are no longer eligible to receive additional compensation for service on the board.
(4)    Michael Carrosino became our Executive Vice President of Finance and Acting Chief Financial Officer in June 2023 and became our Chief Financial Officer in November 2024.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
2019 Equity compensation plan approved by security holders	251,600	$14.44	4,900
2024 Equity compensation plan approved by security holders	—	—	2,500,000
Total	251,600	$14.44	2,504,900
Equity Incentive Plans
2019 Equity Incentive Plan.
On April 25, 2019, our board of directors adopted our 2019 Equity Incentive Plan (the “2019 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders approved the plan on or about April 25, 2019. Employees, officers, directors and consultants that provided services to us or one of our subsidiaries were eligible to receive awards under the 2019 Plan. Awards under the 2019 Plan were issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.
As of December 31, 2024, stock grants of an aggregate of 243,089 restricted stock units and 6,011 options had been made under the 2019 Plan, and 4,900 shares authorized under the 2019 Plan remained available for award purposes.
Our board of directors may amend or terminate the 2019 Plan at any time. Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency. The 2019 Plan is not exclusive — our board of directors and the Compensation Committee of the board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.
The 2019 Plan will terminate on April 25, 2029. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options under the 2019 Plan is seven years after the initial date of the award, unless the options were granted to a stockholder holding stock with more than ten percent of the total combined voting power of all classes of stock of the Company, in which case the maximum term will be five years.
2024 Equity Incentive Plan.
In November 2024, our board of directors adopted and our stockholders approved our 2024 Equity Incentive Plan (the “2024 Plan”).
Purpose.    The purpose of our 2024 Plan is to encourage and enable our officers, employees, directors and other key persons (including consultants and prospective employees) upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business to acquire a proprietary interest in our company.
Eligibility.    Participants in our 2024 Plan may include full or part-time officers, employees, directors and key persons (including advisors and consultants) of our company who are selected to receive awards from time to time by the administrator in its sole discretion.
Administration.    Our 2024 Plan is administered by our compensation committee, or, if at any time our compensation committee is not in existence, our board of directors. In addition, to the extent applicable law permits, our board of directors may delegate any of its authority under our 2024 Plan to another committee or one or more officers, and our compensation committee may delegate any of its authority hereunder to one or more officers, except that no such delegation is permitted with respect to awards made to individuals who are subject to Section 16 of the Exchange Act unless the delegation is to another committee consisting entirely of “nonemployee directors” within the meaning of Rule 16b-3 of the Exchange Act. Subject to the provisions of our 2024 Plan, the administrator has the power to administer the plan, including but not limited to, the power to select the eligible officers, employees, directors, and key employees to whom awards are granted; to determine the number of shares to be covered by each award; to determine the terms and conditions of any award; and to amend any outstanding award.
Authorized Shares.    2,500,000 shares of our common stock were authorized for issuance under our 2024 Plan. All authorized shares may be issued as described below under Types of Awards. The shares available for issuance may be authorized but unissued shares or shares reacquired by us and held in its treasury. The share reserve under our 2024 Plan is depleted by the maximum number of shares, if any, that may be issuable under an award as determined at the time of grant. However, awards that may only be settled in cash (determined at the time of grant) do not deplete the share reserve.
If (i) an award lapses, expires, terminates or is cancelled without the issuance of shares, (ii) it is determined during or at the conclusion of the term of an award that all or some portion of the shares with respect to which the award was granted will not be issuable on the basis that the conditions for such issuance will not be satisfied, (iii) shares are forfeited under an award, (iv) shares are issued under any award and we subsequently reacquire them pursuant to rights reserved upon the issuance, (v) an award or a portion thereof is settled in cash, or shares are withheld by us in payment of the exercise price or withholding taxes of an award, then such shares will be recredited to the reserve and may again be used for new awards. However, shares recredited to reserve pursuant to clause (iv) in the preceding sentence may be subject to further restrictions as called for in the 2024 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards shall not count against the overall share limit in the 2024 Plan.

Adjustments to Shares.    If, as a result of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares are increased or decreased or are exchanged for a different number or kind of shares or other securities of our company, or additional shares or new or different shares or other securities of our company or other non-cash assets are distributed with respect to such shares or other securities, or, if, as a result of any merger, consolidation or sale of all or substantially all of our assets, the outstanding shares are converted into or exchanged for a different number or kind of securities of our company or any successor entity (or a parent or subsidiary thereof), the administrator will make an appropriate or proportionate adjustment if allowed or required in (i) the maximum number of shares reserved for issuance under our 2024 Plan; (ii) the number and kind of shares or other securities subject to any then outstanding awards under our 2024 Plan; and (iii) the exercise price for each share subject to any then outstanding stock options. If required, the administrator also may adjust the number of shares subject to outstanding awards and the exercise price and the terms of outstanding awards to take into consideration material changes in accounting practices or principles, extraordinary dividends, acquisitions or dispositions of stock or property or any other event if it is determined by the administrator that such adjustment is appropriate to avoid distortion in the operation of our 2024 Plan, subject to the limitations described in our 2024 Plan.
Effect of a Sale Event.    Unless otherwise provided in an award or other agreement, upon a “sale event,” if the successor or surviving corporation (or parent thereof) so agrees, then, without the consent of any holder of an award (or other person with rights in an award), some or all outstanding awards may be assumed, or replaced with the same type of award with similar terms and conditions, subject to adjustments described in our 2024 Plan, by the successor or surviving corporation (or parent thereof) in the sale event. A “sale event” is generally defined for this purpose as (i) any person becoming the beneficial owner of 50% or more of the combined voting power of our then-outstanding securities (subject to exceptions and other limitations described in our 2024 Plan), (ii) our stockholders approving a plan of complete liquidation or dissolution of our company, (iii) the consummation of (a) an agreement for the sale or disposition of all or substantially all of our assets (other than to certain excluded persons), (b) a merger, consolidation or reorganization of our company with or involving any other corporation (subject to specified exceptions), or (iv) a change in the majority of our board of directors that is not approved by a supermajority of the existing board. More detailed descriptions and additional information on limitations relating to each of these sale events is in our 2024 Plan.
If, after a sale event in which the awards are assumed or replaced, the award holder experiences a termination event as a result of a termination of service without cause, due to death or disability, or as a result of a resignation for good reason, in each case within 24 months after a sale event, then the award holder’s awards will be vested in full or deemed earned in full (assuming target performance, if applicable).
To the extent the awards are not assumed or replaced in the sale event, then, (i) each option will become immediately and fully vested and, unless the administrator determines otherwise, will be canceled on the sale event in exchange for a cash payment equal to the excess of the price paid in the sale event over the exercise price of the option as may be required in the Plan, and all options with an exercise price lower than the price paid in the sale event will be canceled for no consideration, (ii) restricted stock and restricted stock units (not subject to performance goals) will be vested in full and settled, along with any accompanying dividend equivalent units, and (iii) all awards subject to performance goals with outstanding performance periods will be canceled in exchange for a cash payment equal to the amount that would have been due under the award if performance had been satisfied at the better of target or the performance trend through the sale event.
Solely with respect to awards granted on and after the approval of the 2024 Plan, and except as otherwise expressly provided in any agreement with an award holder, if the receipt of any payment by an award holder under the circumstances described above would result in the payment by the award holder of any excise tax provided for in Section 280G and Section 4999 of the Code, then the amount of such payment shall be reduced to the extent required to prevent the imposition of such excise tax.
Limit on Director Awards.    The maximum value of awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid during the fiscal year to the non-employee director in respect of the director’s service as a member of our board of directors during such year (including service as a member or chair of any committees of the board), shall be established by the administrator for any calendar year, although our board of directors may, in its discretion, make exceptions to any such limits in extraordinary circumstances.
Types of Awards.    Awards under our 2024 Plan may consist of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, stock appreciation rights or any combination of those awards, or other legal instruments, securities or awards approved by the Compensation Committee of our board of directors. Some provisions of our 2024 Plan relating to these award types are summarized below.
Stock Options.    A stock option is an award entitling the recipient to acquire shares, at such exercise price as determined by the administrator (which may not be lower than the fair market value of the underlying shares on the date of grant) and subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationships) and/or achievement of pre-established performance goals and objectives. Stock options granted under our 2024 Plan may be either non-qualified stock options or incentive stock options. Incentive stock options may be granted only to our employees or employees of our subsidiaries and must meet certain requirements specified in our 2024 Plan and the Code. Stock options will become exercisable at such time or times as determined by the administrator at or after the grant date and set forth in the stock option agreement. The administrator may at any time accelerate the exercisability of all or any portion of any stock option.
Restricted Stock.    A restricted stock award is a grant (or sale, at such purchase price as determined by the administrator) of shares that are subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationships) or achievement of pre-established performance goals and objectives. The terms and conditions of each such agreement shall be determined by the administrator.
Unrestricted Stock.    The administrator may grant (or sell at par value or such higher purchase price determined by the administrator) unrestricted shares, in respect of past services, in exchange for cancellation of a compensation right, as a bonus, or any other valid consideration, or in lieu of any cash compensation due to such individual.
Restricted Stock Units and Dividend Equivalent Units.    The administrator may grant restricted stock units representing the right to receive a future payment of cash, the amount of which is determined by reference to our shares, shares or a combination of cash and shares. The administrator will determine all terms and conditions of an award of restricted stock units, including but not limited to the number granted, in what form they will be settled, whether performance goals must be achieved for the restricted stock units to be earned, the length of any vesting or performance period and the date of payment, and whether the grant will include dividend equivalent units. The administrator will determine all terms and conditions of an award of dividend equivalent units, including whether payment will be made in cash or shares. However, no dividend equivalent units may be paid for restricted stock units not earned or that do not become vested.
Stock Appreciation Rights.    A stock appreciation right entitles a participant (or other individual entitled to exercise the stock appreciation right) to receive from us upon exercise of the exercisable portion of the stock appreciation right an amount determined by multiplying the excess, if any, of the awarded fair market value or fair grant value, as applicable, of one share of common stock on the date of exercise over the exercise price of the stock appreciation right by the number of shares with respect to which the stock appreciation right is exercised, subject to any limitations of the 2024 Plan or that the administrator may impose. A stock appreciation right may be payable in cash, shares of common stock valued at fair market value or a combination of the two, as the administrator may determine or provide in the award agreement. The administrator will establish each option’s and stock appreciation right’s exercise price per share and shall specify the exercise price in the award agreement. Unless otherwise determined by the administrator, the exercise price will not be less than 100% of the awarded fair market value or fair grant value, as applicable, of one share on the grant date of the option or stock appreciation right. In no event shall the option price per share of any option be less than par value per share of our common stock.
Termination of Employment or Service.    Except as otherwise provided in any award agreement or an award holder’s employment offer letter, severance letter or services agreement, or as determined by administrator at the time of the award holder’s termination of employment or service:
•If the termination is for cause, the award holder will forfeit all outstanding awards immediately upon termination and will not be permitted to exercise any stock options following termination.
•If the termination is due to the award holder’s death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or 12 months from the date of termination, subject to calculating the triggering event that begins the tacking period as called for in the 2024 Plan.

•If the termination was for any reason other than cause, death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or three months from the date of termination, subject to certain restriction in the 2024 Plan.
Term of Plan and Plan Amendments.    Our 2024 Plan will continue until all shares reserved for issuance under it are issued, or, if earlier, until the administrator terminates it as described below. No incentive stock options may be granted after the ten (10) year anniversary of the date of stockholder approval of our 2024 Plan unless the stockholders have approved an extension.
Our board of directors may, at any time, amend, terminate or discontinue our 2024 Plan, except that our stockholders must approve any amendment to the extent approval is required by Section 16 of the Exchange Act, the Code, the listing requirements of any principal securities exchange or market on which our shares are then traded or any other applicable law. In addition, stockholders must approve any amendment to our 2024 Plan that would materially increase the number of shares reserved (except as permitted by the adjustment provisions of our 2024 Plan) or that would diminish the protections afforded by the anti-repricing provisions of our 2024 Plan.
Any termination of our 2024 Plan will not affect the authority of our board of directors and the administrator to administer outstanding awards or affect the rights of award holders with respect to awards previously granted to them.
Award Amendments, Cancellation and Disgorgement.    Subject to the anti-repricing and other requirements of our 2024 Plan, the administrator may modify, amend or cancel any award. However, except as otherwise provided in our 2024 Plan or an award agreement, the consent of the award holder is required for any amendment that materially diminishes the holder’s rights under the award. Our 2024 Plan includes exceptions to the consent requirement for actions necessary to comply with applicable law or the listing requirements of securities exchanges, to preserve favorable accounting or tax treatment of any award for our company or to the extent the administrator determines that an action does not materially and adversely affect the value of the award or is in the best interest of the affected award holder or any other person who has an interest in the award.
The administrator has full power and authority to terminate or cause an award holder to forfeit an award, and require an award holder to disgorge to us, any gains attributable to the award, if the award holder engages in any action constituting, as determined by the administrator in its discretion, cause for termination, or a breach of any award agreement or any other agreement between the award holder and us or one of our affiliates concerning noncompetition, non-solicitation, confidentiality, trade secrets, intellectual property, non-disparagement or similar obligations. In addition, any awards granted pursuant to our 2024 Plan, and any shares issued or cash paid pursuant to an award, will be subject to any recoupment or claw-back policy that is adopted by us from time to time, or any recoupment or similar requirement otherwise made applicable to us by law, regulation or listing standards.
Repricing and Backdating Prohibited.    Notwithstanding anything in our 2024 Plan to the contrary, and except for the adjustments provided for in our 2024 Plan, neither the administrator nor any other person may (i) amend the terms of outstanding stock options to reduce the exercise or grant price of such outstanding stock options; (ii) cancel outstanding stock options in exchange for stock options with an exercise or grant price that is less than the exercise or grant price of the original stock options; or (iii) cancel outstanding stock options with an exercise or grant price above the current fair market value of a share in exchange for cash or other securities. In addition, the administrator may not make a grant of a stock option with a grant date that is effective prior to the date the administrator takes action to approve the award.
Incentive Plan Awards
We did not make any stock option grants or other equity awards to our executive officers during the year ended December 31, 2023.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2024.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(1)	Market Value of Shares or Units of Stock that have not Vested(2)
Justin Stiefel
Restricted Stock Unit Award	—	—	—	42,000	$168,000
Jennifer Stiefel
Restricted Stock Unit Award	—	—	—	42,000	$168,000
Beth Marker
Restricted Stock Unit Award	—	—	—	1,500	$6,000
Danielle Perkins
Restricted Stock Unit Award	—	—	—	2,500	$10,000
(1)     All Restricted Stock Unit Awards are “double trigger” and both a service-based component and a liquidity-event component (including applicable lock-up periods) must be satisfied prior to an award being settled. The liquidity-event component of these Restricted Stock Unit Awards consists of (a) a Change of Control (as defined in the related Restricted Stock Unit Award), (b) the expiration of any lock-up in connection with an IPO (as defined in the related Restricted Stock Unit Award), (c) the Sale of a Heritage Brand (as defined in the related Restricted Stock Unit Award) or the sale of any Heritage subsidiary, or any entity in which we have an ownership stake of no less than 10%; or upon our receipt of a third-party valuation or outside investment valuing our company as a whole or any subsidiary at $200 million or more.
(2)    The value reflected is based upon the fair grant value of $4.00 per share.
Director Compensation
The following discussion describes the significant elements of the expected compensation program for members of the board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our shareholders. Directors who are also executive officers (each, an “Excluded Director”) are not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.
We have accrued, but never paid, a cash retainer to directors for their service on the Board. Independent directors who served in 2024 agreed to defer cash compensation until after our November 2024 initial public offering. Independent directors earned $10,000 per year in cash compensation for services rendered in 2023 and 2024, calculated pro rata if a full year was not served.
The following table sets forth the aggregate non-employee director compensation earned for services for the year ended December 31, 2024 (excluding compensation to our executive officers set forth in the summary compensation table above). Directors Wensel, Baumann, Trevan, Alstead, and Varga agreed to defer receipt of their fees until 2025.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	All Other Compensation	Total ($)
Jeffrey Wensel, M.D., Ph.D.	$10,000	$96,000	$—	$106,000
Laura Baumann(2)	1,667	—	—	1,667
Eric S. Trevan, Ph.D.	10,000	8,000	—	18,000
Christopher (Toby) Smith	10,000	8,000	—	18,000
Troy Alstead(3)	833	—	—	833
Andrew Varga(3)	833	—	—	833
Total:	$33,333	$112,000	$—	$145,333

(1)    Represents cash fees payable to the members of our board of directors for the year ended December 31, 2024. Directors agreed to defer their cash fees until 2025.
(2)    Ms. Baumann resigned from our board of directors in February 2024.
(3)    Mr. Alstead and Mr. Varga were appointed to our board of directors at the closing of our November 2024 initial public offering and the fees shown in the table above represents fees for December 2024.
Cash Compensation.    Under a new director compensation program adopted in connection with our November 2024 initial public offering, we pay each non-employee director a cash fee, payable quarterly, of $40,000 per year for service on our board of directors.
Committee Fees.    If a non-employee director is designated to participate on a committee of our board of directors as either a chairperson or non-chairperson member, such director is entitled to compensation in addition to the quarterly cash fee in accordance with the following table:

	Chair	Member
Audit Committee	$5,000/qtr	$2,500/qtr
Compensation Committee	$5,000/qtr	$2,500/qtr
Nominating and Governance Committee	$5,000/qtr	$2,500/qtr
Technology and Cryptocurrency Committee	$5,000/qtr	$2,500/qtr
Directors serving as chair of a committee only earn the fee associated with their work as Chair; they are not eligible to earn both the Chair fee and the Member fee for their work on the same committee.
Equity Awards:
•One-Time Initial RSU Award. Each newly appointed non-employee director receives a one-time initial restricted stock unit (“RSU”) award for shares of our common stock, which shares vest in arrears in two equal tranches on the first and second anniversaries of service on our Board. The amount of awards is set by the Compensation Committee.
•One-Time Initial Stock Option Grant (optional). In addition to the one-time initial RSU Award, each non-employee director shall also be eligible to receive a one-time initial grant of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board.
•Annual Grant Eligibility. The Compensation Committee, pursuant to the 2024 Plan, shall develop the award type, eligibility amount, and vesting schedule of awards to be granted to non-employee directors on an annual basis for continued service, concurrent with the annual stockholder meeting.
•Retaining Awards. Directors who receive such awards for their service on the board will be entitled to keep the vested grants for the year pro rata up to the date of a “qualified event”. A “qualified event” includes (i) death, (ii) incapacitation from which the director is not likely to return, (iii) removal other than for cause, (iv) resignation, (v) voluntarily electing not to stand for re-election, or (vi) not being nominated for election to the board for an additional term. In the case of (v) and (vi), the last date shall be the date on which the new director’s term begins.
Reimbursement. In addition to such compensation, we will reimburse each non-employee director for all preapproved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our board of directors.
Additionally, on April 1, 2023, we entered into a consulting agreement with AV Train Consulting, LLC (“AV Train”), an entity wholly owned by Andrew Varga, a director, pursuant to which Mr. Varga agreed to act as our Acting Chief Revenue Officer and provide other related sales, marketing and strategic planning services. In exchange for the provision of such services, we paid AV Train an amount equal to $12,500 per month. The consulting agreement was entered into on a month-to-month basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 25, 2025 by:
•each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;
•each of our directors and director nominees;
•each of our named executive officers; and
•all directors and executive officers as a group.
The amounts and percentages of common stock beneficially owned are reported based on regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 25, 2025. More than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he or she has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. We are not aware of any of our stockholders that, as of April 25, 2025, beneficially owned more than 5% of our common stock.
In the table below, the beneficial ownership of our common stock is 6,921,564 shares of common stock outstanding as of April 25, 2025. Unless otherwise noted below, the address of the persons listed on the table is c/o Heritage Distilling Holding Company, Inc., 9668 Bujacich Road, Gig Harbor, Washington 98332.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (%)(1)
Named Executive Officers and Directors
Justin Stiefel	43,615	(2)	*
Jennifer Stiefel	67,294	(3)	*
Michael Carrosino	2,500		*
Beth Marker	8,689	(4)	*
Danielle Perkins	—		*
Troy Alstead	13,070	(5)	*
Christopher (Toby) Smith	2,500		*
Matthew J. Swann	4,320	(6)	*
Eric S. Trevan, Ph.D.	5,394		*
Andrew Varga	52,500		*
Jeffrey Wensel, M.D., Ph.D.	27,443		*
Executive Officers and Directors as a Group (11 persons)	227,325		3.28%
____________
*    less than 1%
(1)    The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the denominator the common stock outstanding and in the numerator all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person that are exercisable or will come into existence within 60 days of April 25, 2025. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.
(2)    Represents 41,878 shares of common stock and 1,737 shares of common stock held in Mr. Stiefel’s IRA account. Mr. Stiefel disclaims beneficial ownership of the shares held by Ms. Stiefel.
(3)    Represents 67,034 shares of common stock and 260 shares of common stock held in Ms. Stiefel’s IRA account. Ms. Stiefel disclaims beneficial ownership of the shares held by Mr. Stiefel.
(4)    Represents 8,505 shares of common stock and 184 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of April 25, 2025.
(5)    Represents 12,500 shares of common stock and 570 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of April 25, 2025.
(6)    Represents 3,750 shares of common stock and 570 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of April 25, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
Procedures for Approval of Related Party Transactions
A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:
•any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•any person who beneficially owns more than 5% of our common stock;
•any immediate family member of any of the foregoing; or
•any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
In November 2024, our board of directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our board of directors review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) the benefits of the transaction; (ii) the terms of the transaction; and (iii) whether the transaction would impact the independence of a Related Party, as defined in the policy.
Related Party Transactions
With the exception of the compensation arrangements for our named executive officers and directors, which are describe above, and the transactions set forth below, we were not a party to any related party transactions during the year ended December 31, 2024 or since December 31, 2024, and there are no currently proposed related-party transaction that is under consideration by us.
Transactions with Tiburon Opportunity Fund, L.P. Between April 19, 2022 and November 8, 2022, Tiburon Opportunity Fund, L.P., as well as the general partner of Tiburon Opportunity Fund, L.P. individually (together “Tiburon”), a related party that is a current stockholder of our company that owned more than 10% of our outstanding common stock as of December 31, 2023 and 2022, purchased our unsecured convertible promissory notes in the aggregate principal amount of $6,311,250 that bore interest at the rate of 29% per annum and were to mature on July 31, 2024. In connection with the purchase of such unsecured convertible promissory notes, we issued to Tiburon common stock purchase warrants to purchase up to 311,665 shares of common stock at $7.50 per share. Under the terms of the October 2023 Subscription Exchange Agreement, we amended the exercise price of such warrants (including those of the related party) to a fixed price of $6.00 per share, which fixed the number of shares issuable upon the exercise of such warrants of the related party at 389,583 shares.
Additionally, in March 2023, Tiburon purchased from us an unsecured convertible promissory note in the principal amount of $1,620,000 that bore interest at the rate of 29% per annum and was to mature on July 31, 2024. Between May 1,

2023 and September 30, 2023, Tiburon (as well as the lead investor in Tiburon) purchased from us unsecured convertible promissory notes in the aggregate principal amount of $2,362,500 that bore interest at the rate of 10% per annum and were to mature on July 31, 2024. Between October 1, 2023 and April 17, 2024, Tiburon purchased from us additional unsecured convertible promissory notes in the aggregate principal amount of $3,247,425 ($2,405,500 of principal before exchange into common stock) that bore interest at the rate of 12.5% per annum and were to mature on August 29, 2026. We did not make any payments of principal or interest on the promissory notes issued to Tiburon (or the lead investor in Tiburon). On November 1, 2023, the convertible promissory notes issued to Tiburon (as well as the lead investor in Tiburon) in 2022 and prior to August 29, 2023 were exchanged (contingent upon the consummation of the IPO we completed in November 2024, which contingency is now lifted) for an aggregate of 1,717,559 shares of our common stock. On April 18, 2024, the remaining promissory notes issued to Tiburon (as well as the lead investor in Tiburon) were exchanged (contingent upon the consummation of the IPO we completed in November 2024, which contingency is now lifted) for an aggregate of 1,203,783 shares of our common stock.
Transactions with Other Related Parties. As of November 1, 2023, Anson Investments Master Fund LP (“Anson”), Daniel B. Cathcart (“Cathcart”), and Douglas A. George (“George”), were each a related party that is a current stockholder of our company that owned more than 5% of our outstanding common stock. Between November 10, 2023 and February 13, 2024, Anson purchased unsecured convertible promissory notes in the aggregate principal amount of $156,244 ($150,000 of principal before exchange into common stock), Cathcart purchased unsecured convertible promissory notes in the aggregate principal amount of $503,000 ($500,000 of principal before exchange into common stock), and George purchased unsecured convertible promissory notes in the aggregate principal amount of $410,650 ($400,000 of principal before exchange into common stock) each that bore interest at the rate of 12.5% per annum and were to mature on August 29, 2026. We did not make any payments of principal or interest on the promissory notes issued to Anson, Cathcart or George. On April 4, 2024, the promissory notes issued to Cathcart were exchanged (contingent upon the consummation of the IPO we completed in November 2024, which contingency is now lifted) for an aggregate of 361,600 shares of our common stock. On April 9, 2024, the promissory notes issued to George were exchanged (contingent upon the consummation of the IPO we completed in November 2024, which contingency is now lifted) for an aggregate of 296,680 shares of our common stock. On April 12, 2024, the promissory notes issued to Cathcart were exchanged (contingent upon the consummation of the IPO we completed in November 2024, which contingency is now lifted) for an aggregate of 111,330 shares of our common stock.
Factoring Agreements. On May 3, 2024, we secured $100,000 under the terms of an accounts receivable factoring arrangement with Tiburon for which we paid a $10,000 origination fee and were obligated to pay a fee of $1,000 for every two weeks any payment remained overdue. Payment under the factoring arrangement was due the earlier of: (i) the third day following our receipt of payment under the factored receivable; (ii) our achievement of certain fundraising milestones; or (iii) on June 15, 2024.
As of July 1, 2024, we secured $166,667 under the terms of an accounts receivable factoring arrangement with Tiburon for which we paid a $16,667 origination fee and were obligated to pay a fee of $1,000 for every two weeks any payment remained overdue. Payment under the factoring arrangement was due on the earlier of: (i) the third day following receipt of payment under the factored receivable; (ii) our achievement of certain fundraising milestones; or (iii) August 15, 2024.
As of July 5, 2024, we secured $250,000 under the terms of an accounts receivable factoring arrangement with Anson for which we paid $27,000 in fees. Our repayment obligations under the factoring arrangement were subsequently exchanged for Series A Preferred Stock.
In August 2024, the $100,000 and $166,667 received from Tiburon under the terms of the factoring arrangement, including accrued fees and related warrants, was exchanged for an aggregate of 29,661 shares of Series A Preferred Stock and 13,333 warrants to purchase shares of common stock at $4.00 per share, and warrants to purchase 77,778 shares of common stock at an exercise price of $6.00 per share.
In September 2024, the $250,000 received from Anson and the $27,000 in accrued fees under the terms of the factoring arrangement was exchanged for an aggregate of 27,700 shares of Series A Preferred Stock and 12,500 warrants to purchase shares of common stock at $4.00 per share. Under the exchange agreement, Anson retained its warrants to purchase 83,333 shares of common stock at an exercise price of $6.00 per share.
In October 2024, we sold 250 barrels of aged whiskey to Tiburon for $166,667. Under the terms of the sale, in the event Tiburon resells the barrels back to us, the resale prices shall be the price paid by Tiburon per barrel under the agreement plus a 15% simple annual interest rate of 1.25% per month from the date Tiburon purchased the barrels from us. We also agreed to store the barrels for Tiburon at no fee until Tiburon sells the barrels to either us or a third party.
Item 14. Principal Accounting Fees and Services
Prior to the formation and appointment of the Audit Committee of our board of directors, we appointed Marcum LP as our independent audit firm for the fiscal years ended December 31, 2024 and 2023. In making the determination to appoint Marcum LP as independent auditor for such fiscal years, we considered, among other factors, the independence and performance of Marcum LP, and the quality and candor of Marcum’s communications with management. Marcum LP has served as our independent auditor since 2021.
The Audit Committee may, in its discretion, appoint a different independent audit firm at any time during the year if the Audit Committee determines that it would be in the best interests of the Company and its shareholders.
Fees Paid to Accounting Firm
The following table shows the fees billed by Marcum LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees	$ 491,316	$ 515,865
Total	$ 491,316	$ 515,865

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Exhibits.
(a)(1)    Financial Statements
(a)(2) Financial Statement Schedules
No financial statements have been filed under this section because they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.2	November 26, 2024
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1	333-279382	3.8	October 3, 2024
3.4	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
4.1	Specimen common stock certificate	S-1	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1	333-279382	4.8	October 25, 2024
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
4.10	Form of outstanding warrants that expires April 1, 2028†
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1	333-279382	10.5	August 28, 2024
10.7	Form of October 2023 Exchange Agreement	S-1	333-279382	10.6	October 3, 2024
10.8	Form of Amendment to October 2023 Exchange Agreement	S-1	333-279382	10.7	October 25, 2024
10.9	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1	333-279382	10.11	October 25, 2024
10.10	Form of April 2024 Exchange Agreement	S-1	333-279382	10.8	October 3, 2024
10.11	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.12	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025
19	Insider Trading Policy†
21.1	Subsidiaries of the Registrant†
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan.
†	Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on April 28, 2025.

HERITAGE DISTILLING HOLDING COMPANY, INC.

By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Stiefel	Chairman and Chief Executive Officer	April 28, 2025
Justin Stiefel	(Principal Executive Officer)

/s/ Michael Carrosino	Executive Vice President, Finance and Chief Financial Officer	April 28, 2025
Michael Carrosino	(Principal Financial and Accounting Officer)

/s/ Jennifer Stiefel	Director	April 28, 2025
Jennifer Stiefel

/s/ Troy Alstead	Director	April 28, 2025
Troy Alstead

/s/ Christopher H. Smith	Director	April 28, 2025
Christopher H. Smith

/s/ Matthew J. Swann	Director	April 28, 2025
Matthew J. Swann

/s/ Eric S. Trevan	Director	April 28, 2025
Eric S. Trevan, Ph.D.

/s/ Andrew M. Varga	Director	April 28, 2025
Andrew M. Varga

/s/ Jeffrey P. Wensel	Director	April 28, 2025
Jeffrey P. Wensel, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Heritage Distilling Holding Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heritage Distilling Holding Company, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity / (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements were prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management and the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2022.
Costa Mesa, California
April 28, 2025

Heritage Distilling Holding Company, Inc.
Consolidated Balance Sheets

	As of December 31,
	2024	2023
ASSETS
Current Assets
Cash	$453,162	$76,878
Accounts Receivable	638,890	721,932
Inventory	2,471,567	2,756,350
Other Current Assets	355,928	1,717,650
Total Current Assets	3,919,547	5,272,810

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	5,449,412	6,428,112
Operating Lease Right-of-Use Assets, net	3,303,158	3,658,493
Investment in Flavored Bourbon LLC	14,285,222	10,864,000
Intangible Assets (Note 10)	421,151	—
Goodwill (Note 10)	589,870	—
Other Long Term Assets	31,666	44,817
Total Long Term Assets	24,080,479	20,995,422
Total Assets	$28,000,026	$26,268,232

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$4,979,353	$5,228,786
Accrued Payroll	950,974	1,321,298
Accrued Tax Liability	1,535,628	1,468,994
Other Current Liabilities	1,253,052	1,827,013
Operating Lease Liabilities, Current	1,131,545	1,294,706
Notes Payable, Current	3,758,595	14,270,956
Convertible Notes Payable (2022 and 2023 Convertible Notes) (including related party convertible notes of $0 and $17,220,203 as of December 31, 2024 and 2023, respectively) (See Notes 5 and 15)	—	36,283,891
Accrued Interest	202,367	1,152,998
Total Current Liabilities	13,811,514	62,848,642

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	2,810,015	3,081,924
Notes Payable, net of Current Portion	9,482,339	—
Convertible Notes Payable (Whiskey Notes) (including a related party convertible note of $0 and $390,607 as of December 31, 2024 and 2023, respectively)	—	1,452,562
Warrant Liabilities (2022 and 2023 Convertible Notes) (including a related party warrant liability of $0 and $340,918 as of December 31, 2024 and 2023, respectively)	—	794,868
Warrant Liabilities (Whiskey Notes) (including a related party warrant liability of $0 and $406,774 as of December 31, 2024 and 2023, respectively)	—	1,512,692
Accrued Interest, net of Current Portion	977,316	—
Other Long Term Liabilities	127,075	—
Total Long-Term Liabilities	13,396,745	6,842,046
Total Liabilities	27,208,259	69,690,688

Commitments and Contingencies (Note 13)

Stockholders’ Equity / (Deficit)
Preferred Stock, par value $0.0001 per share; 5,000,000 and 0 shares authorized; 500,000 and 0 shares designated Series A as of December 31, 2024 and 2023, respectively; 494,840 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	49	—
Common Stock, par value $0.0001 per share; 70,000,000 and 10,000,000 shares authorized as of December 31, 2024 and 2023 respectively; 5,273,611 and 381,484 shares issued and outstanding as of December 31, 2024 and 2023, respectively	556	67
Additional Paid-In-Capital	74,925,180	31,421,953
Accumulated Deficit	(74,134,018)	(74,844,476)
Total Stockholders’ Equity / (Deficit)	791,767	(43,422,456)
Total Liabilities & Stockholders’ Equity / (Deficit)	$28,000,026	$26,268,232
The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Consolidated Statement of Operations

	For the Years Ended December 31,
	2024	2023
NET SALES
Products	$6,614,933	$5,136,482
Services	1,787,555	2,834,742
Total Net Sales	8,402,488	7,971,224

COST OF SALES
Products	6,173,189	4,963,176
Services	103,452	857,007
Total Cost of Sales	6,276,641	5,820,183
Gross Profit	2,125,847	2,151,041

OPERATING EXPENSES
Sales and Marketing	6,038,636	5,938,315
General and Administrative	11,006,021	7,477,285
Total Operating Expenses	17,044,657	13,415,600
Operating Loss	(14,918,810)	(11,264,559)

OTHER INCOME / (EXPENSE)
Interest Expense	(2,535,701)	(2,526,740)
Gain on Investment	3,421,222	—
Change in Fair Value of Convertible Notes	14,028,067	(22,764,854)
Change in Fair Value of Warrant Liabilities	736,580	(240,159)
Other Income / (Expense)	(11,750)	4,893
Total Other Income / (Expense)	15,638,418	(25,526,860)
Income / (Loss) Before Income Taxes	719,608	(36,791,419)
Income Taxes	(9,150)	(7,000)
Net Income / (Loss)	$710,458	$(36,798,419)

Net Income / (Loss) Per Share, Basic	$0.05	$(96.45)

Weighted Average Common Shares Outstanding, Basic	1,281,339	381,543

Net Income / (Loss) Per Share, Diluted (See Note 16)	$(1.97)	$(96.45)

Weighted Average Common Shares Outstanding, Diluted	7,077,759	381,543

The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Consolidated Statements of Stockholders’ Equity / (Deficit)

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance December 31, 2023	381,484	$67	—	$—	$31,421,953	$(74,844,476)	$(43,422,456)
Acquisition of Thinking Tree Spirits	50,958	5	—	—	670,681	—	670,686
Private Placement of Preferred Stock - Series A	—	—	329,060	33	3,290,567	—	3,290,600
Preferred Stock issued in Exchange for Factoring Agreements	—	—	71,991	7	719,912	—	719,919
Preferred Stock issued in Exchange for Warrants	—	—	93,789	9	(9)		—
Initial Public Offering of Common Stock	1,687,500	169	—	—	3,591,910	—	3,592,079
Private Placement of Common Warrants	—	—	—	—	1,397,998	—	1,397,998
Issuance of Warrants to Purchase Common Stock	—	—	—	—	8,828	—	8,828
Exercise of Warrants to Purchase Common Stock	317,853	32	—	—	(32)	—	—
Common Stock Exchanged for Prepaid Warrants	(32,728)	(3)	—	—	3	—	—
2022 Convertible Note Warrants Reclassified from Liability to Equity	—	—	—	—	1,873,000	—	1,873,000
Conversion of 2022 and 2023 Convertible Notes to Equity	3,819,542	382	—	—	15,277,786	—	15,278,168
Common Stock Exchanged for Prepaid Warrants - 2022 and 2023 Convertible Notes	(1,927,800)	(193)	—	—	193	—	—
Conversion of Whiskey Notes and Related Warrant Liabilities to Equity	2,946,015	295	—	—	11,783,773	—	11,784,068
Common Stock Exchanged for Prepaid Warrants - Whiskey Notes and related Warrant Liabilities	(1,969,192)	(197)	—	—	197	—	—
Shares Repurchased	(21)	—	—	—	(3,690)	—	(3,690)
Share-based Compensation	—	—	—	—	4,892,110	—	4,892,110
Net Income	—	—	—	—	—	710,458	710,458
Ending Balance December 31, 2024	5,273,611	$556	494,840	$49	$74,925,180	$(74,134,018)	$791,767

	Common Stock		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value
Beginning Balance December 31, 2022	381,556	$67	$31,414,699	$(38,046,057)	$(6,631,291)
Shares Repurchased	(72)	—	(11,340)	—	(11,340)
Share-based Compensation	—	—	18,594	—	18,594
Net Loss	—	—	—	(36,798,419)	(36,798,419)
Ending Balance December 31, 2023	381,484	$67	$31,421,953	$(74,844,476)	$(43,422,456)
The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2024	2023
Net Income / (Loss)	$710,458	$(36,798,419)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	1,284,653	1,430,240
Amortization of operating lease right-of-use assets	508,156	492,806
Loss on disposal of property and equipment	241,541	43,290
Non-cash Warrant Issued	8,828	—
Gain on Investment	(3,421,222)	—
Change in Fair Value of Convertible Notes	(14,028,067)	22,764,854
Change in Fair Value of Warrant Liabilities	(736,580)	240,159
Non-cash Interest Expense	346,436	435,373
Non-cash Share-based Compensation	4,892,110	18,594

Changes in Operating Assets and Liabilities:
Accounts Receivable	83,042	(227,218)
Inventory	1,409,180	885,547
Other Current Assets	(115,741)	61,230
Other Long Term Assets	13,151	76,270
Accounts Payable	(672,348)	1,078,467
Other Current Liabilities	(1,151,329)	1,691,432
Operating Lease Liabilities	(587,891)	(672,371)
Net Cash Used in Operating Activities	(11,215,623)	(8,479,746)

Cash Flow (used in) / from Investing Activities
Purchase of Property and Equipment	(106,421)	(26,512)
Proceeds from Sale of Asset	—	2,400
Proceeds from Purchase of Thinking Tree Spirits	5,090	—
Net Cash Used in Investing Activities	(101,331)	(24,112)

Cash Flow from Financing Activities
Proceeds from Notes Payable	694,914	250,000
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $1,100,000 and $800,000 for the years ended December 31, 2024 and 2023, respectively)	3,655,870	2,975,000
Proceeds from Convertible Notes (including proceeds from related party convertible notes of $0 and $4,675,000 for the years ended December 31, 2024 and 2023, respectively)	—	5,590,000
Repayment of Notes Payable	(1,723,386)	(183,062)
Proceeds from Initial Public Offering of Common Stock, net of Underwriting Commission	5,960,000	—
Expenses related to Initial Public Offering, recorded to Additional Paid-in-Capital, net against IPO Proceeds	(313,467)	—
Proceeds from Private Placement of Common Warrants	1,397,998	—
Proceeds from Private Placement of Preferred Stock and warrants	2,025,000	—
Deferred Transaction Costs associated with S-1 Filing	—	(262,896)
Common Stock Shares Repurchased	(3,690)	(11,340)
Net Cash Provided by Financing Activities	11,693,239	8,357,702
Net Increase (Decrease) in Cash	376,284	(146,156)
Cash – Beginning of Period	76,878	223,034
Cash – End of Period	$453,162	$76,878

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$2,189,265	$2,091,366
Income Tax Expense	$1,650	$7,000

Supplemental Schedule of Non-cash Investing and Financing Activities:
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$152,821	$290,060
Transaction Costs Associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$1,676,494	$1,020,004
Deferred Transaction Costs Applied Against IPO Proceeds	$2,054,454	$—
Common Stock Issued in Conjunction with Acquisition of Thinking Tree Spirits	$670,686	$—
Unpaid Property and Equipment Additions	$204,366	$194,366
Preferred Stock and Warrants Issued in Exchange for Barrels and Inventory	$1,265,600	$—
Preferred Stock and Warrants Issued in Exchange for Factoring Agreement Notes Payable Including Interest and Fees	$719,919	$—
Preferred Stock Issued in Exchange for Warrants	$9	$—
Conversion of 2022 and 2023 Convertible Notes to Equity	$15,278,168	$—
2022 Convertible Notes Warrants reclassified from Liability to Equity	$1,873,000	$—
Conversion of Whiskey Notes and Related Warrant Liabilities to Equity	$11,784,068	$—
Exercise of Warrants to Purchase Common Stock	$32	$—
Common Stock Exchanged for Prepaid Warrants (2022 and 2023 Convertible Notes)	$193	$—
Common Stock Exchanged for Prepaid Warrants (Whiskey Notes and related Warrant Liabilities)	$197	$—
Prepaid Warrants Issued in Exchange for Common Stock	$3	$—
The accompanying notes are an integral part of these consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — Heritage Distilling Holding Company, Inc. (“HDHC” or the “Company”) is a Delaware corporation, for the purpose of investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has one wholly owned subsidiary, Heritage Distilling Company, Inc. (“HDC”), that is included in the consolidated financial statements.
HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as Ready-to-Drink (“RTD”) beverages and operates distillery tasting rooms in Washington and Oregon.
Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 1,687,500 shares of common stock at $4.00 per share. Concurrently, the Company also closed a private offering of 382,205 common warrants to purchase shares of common stock with an exercise price of $0.01 per share at $3.99 per warrant. (See Note 9.)

Subsequent Registration of Common Stock — Subsequent to December 31, 2024, on January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of 5,000,000 shares of common stock and 67,162 shares of common stock issuable upon the exercise of the Commitment Warrants of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the ELOC Investor (the “Investor”) pursuant to the Securities Purchase Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Purchase Agreement”), establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 67,162 shares of common stock issuable to the Investor upon the exercise of a stock purchase warrant with an exercise price of $0.001 per share (the “Commitment Warrants”) were issued pursuant to the ELOC Purchase Agreement that the Company and the Investor entered into in a letter agreement dated January 23, 2025 under which the Investor shall not be allowed to exercise the Commitment Warrants for a number of shares of common stock that would give it and its affiliates beneficial ownership of an amount of common stock greater than 1% of the total outstanding common stock after giving effect to such conversion. In February 2025, the Investor exercised the Commitment Warrants for $67.

Business Combination Agreement — On December 9, 2022, the Company entered into a business combination agreement (as amended, the “Business Combination Agreement”) with a publicly-traded special purpose acquisition company (“SPAC”). On May 18, 2023, the Business Combination Agreement was terminated and deferred expenses related to the transaction were expensed. Subsequent to the termination of the Business Combination, the Company successfully consummated an initial public offering (“IPO”) on November 25, 2024.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in the consolidation process. Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net loss or net assets as previously reported.
Stock Split — On May 11, 2024, the Board and Stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.
Liquidity and Going Concern — The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s recurring net losses, negative working capital, increased accumulated deficit and stockholders’ deficit, raise substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2024, the Company recorded net income of approximately $0.7 million (of which approximately $14.8 million of the net income stemmed from gain on investment and the decrease in fair value of certain convertible notes and warrants) and reported net cash used in operations of approximately $11.2 million. On December 31, 2024, the accumulated deficit was approximately $74.1 million and the stockholders’ equity was approximately $0.8 million. Excluding the approximately $14.8 million from the 2024 increase in fair value (approximately $6.0 million inception to date increase in fair value) of the aforementioned convertible notes and warrants: the Company would have incurred a 2024 net loss of approximately $14.1 million; and, at December 31, 2024,

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
the accumulated deficit would have been approximately $68.2 million and the stockholders’ deficit would have been approximately $6.8 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities, and significant current debt obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2024, the Company believes its current cash balances coupled with anticipated cash flow from operating activities may not be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements. The Company has the ability to raise additional funds by issuing equity or equity-linked securities, including through the equity line of credit (ELOC) finalized in February 2025 or the sale of additional shares of Series B Preferred Stock, or other securities or instruments (see Note 17). In addition, management is in discussion with additional third parties about different financing options unrelated to the ELOC or Series B Preferred Stock that would make the use of those securities instruments no longer necessary. The Company is evaluating different term sheets to evaluate the best path forward.
The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.
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
U.S. Government Operations
The chance that continued inaction in Congress to secure final passage of annual spending bills puts the Company at risk of a government shutdown, which could impact its ability to secure certain federal permits through the Alcohol and

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
Tobacco Tax and Trade Bureau (the “TTB”), including transfer in bond permits, and formula or label approvals. Likewise, tribal partners the Company is working with to open HDC branded distilleries and tasting rooms will rely on securing their own TTB permits. Any government shutdown could slow down progress on development, opening or operating those locations.
Tariffs
In the first quarter of 2025, the Trump administration announced the imposition of 25% tariff on aluminum, which could increase prices for aluminum cans, impacting the input costs for the Company’s RTDs. In late March and early April the Trump administration instituted blanket tariffs of varying amounts on virtually all countries, resulting in market and consumer apprehension and retaliatory tariffs from many nations on American made goods. The Company remains firm that the Company’s exposure to the cost of tariffs on direct inputs remains low, and retaliatory tariffs on American products has no impact on the Company’s current customer base or revenue as the Company does not export. It is too soon to tell what the trickle down or secondary cost impacts will be on the Company’s business operations from the tariffs on imported goods.
The Company’s suppliers source some of the Company’s glass bottles from markets in Asia subject to recent tariff increases announced by the Trump administration in the first quarter of 2025 and April 2025 . The Company does not believe these tariffs will materially impact gross margin as these glass bottles are used to make the Company’s most premium and highest priced products.
The Company source some labels and printed collateral from suppliers in Canada, and recent tariffs announced by the Trump administration on Canadian imports in the first quarter of 2025 could impact those items. However, these labels and print collateral items typically have a cost ranging from $0.10 to $1.00 each, and because these labels and print items are used for the Company’s most expensive and premium products, the Company does not believe the imposition of tariffs on those items will have a material effect on gross margin for those products.
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
Fair value option — As permitted under ASC Topic 825, Financial Instruments (“ASC Topic 825”), the Company has elected the fair value option to account for its convertible notes issued in 2022 through 2024. In accordance with ASC Topic 825, the Company records the convertible notes at fair value with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes are expensed as incurred and are not deferred. The Company concluded it is appropriate to apply the fair value option as they are liabilities not classified as a component of stockholders’ equity/(deficit). In addition, the convertible notes meet all applicable criteria for electing fair value option under ASC Topic 825.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
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
During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2, and Level 3.
Convertible notes — The Company’s convertible promissory notes are recognized initially and subsequently at fair value, inclusive of their respective accrued interest at their stated interest rates, which are included in convertible notes on the Company’s consolidated balance sheets. The changes in the fair value of these convertible notes are recorded as “changes in fair value of convertible notes” as a component of other income/(expense) in the consolidated statements of operations. The changes in fair value related to the accrued interest components are also included within the single line of change in fair value of convertible notes on the consolidated statements of operations. The convertible notes were reclassified to equity under the terms of the respective promissory note agreements upon the effectiveness of the Company’s IPO on November 25, 2024. (See Notes 5 and 6.)
Warrant liabilities — The Company issued certain warrants for the purchase of shares of its common stock in connection with the Company’s convertible notes (see Note 7) and classified them as a liability on its consolidated balance sheets. These warrants are classified as a liability under ASC 480 as the Company may settle the warrants by issuing a variable number of its common shares and the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception. The warrant liabilities were initially recorded at fair value on the issuance date of each warrant and were subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities were recognized as a component of other income (expense) in the consolidated statements of operations. Changes in the fair value of the warrant liabilities continued to be recognized until the warrants were exercised, expired or qualified for equity classification. The warrant liabilities were reclassified to equity under the terms of the respective warrant agreements upon the effectiveness of the Company’s IPO on November 25, 2024. (See Notes 5 and 7.)
Concentrations of credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed Federal Depository Insurance Corporation (“FDIC”) insurance limits. To mitigate the risks associated with FDIC insured limits the Company recently opened an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.
The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of December 31, 2024 and December 31, 2023, the Company had customers that individually represented 10% or more of the Company’s accounts receivable. There were two and two individual customers that together represented 77% and 71% of total accounts receivable, as of December 31, 2024 and December 31, 2023, respectively. There were five and four individual customer accounts that together represented 80% and 64% of total revenue for the years ended December 31, 2024 and 2023, respectively. There were two and three individual suppliers that together represented 34% and 48% of total accounts payable, as of December 31, 2024 and December 31, 2023, respectively.
Concentration of Revenues

	For the Years Ended December 31,
	2024	2023
Customer A	23%	11%
Customer B	10%	10%
Customer C	10%	17%
Customer D	11%	—%
Customer E	25%	—%
Customer F	—%	27%
	79%	65%
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of December 31, 2024 and 2023.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of December 31, 2024 and 2023.
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

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
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

Finite-Lived Intangible Assets — Intangible assets are recorded at cost less any accumulated amortization and any accumulated impairment losses. Intangible assets acquired through business combinations are measured at fair value at the acquisition date, and are amortized over estimated useful lives of 6 to 10 years.

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

Deferred transaction costs — Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to: the proposed Business Combination Agreement that was terminated in May 2023; and, the Company's recently completed IPO. Deferred transaction costs were approximately $0 and $1,397,964 as of December 31, 2024 and 2023, respectively. The Company had previously incurred deferred transaction costs related to a proposed Business Combination Agreement that was terminated May 18 2023, with related deferred transaction costs then being expensed (in the quarter ended June 30, 2023). Subsequent to the termination of the Business Combination Agreement, the Company prepared for an initial public offering (“IPO”) (which the Company successfully consummated on November 25, 2024). Accordingly, the deferred offering costs relating to the Company’s contemplated IPO continued to be deferred and capitalized as incurred through the date of the IPO. Deferred offering costs of $2,367,921 and underwriting commissions and expenses of $790,000 were offset against IPO proceeds as of November 25, 2024, the date of the Company’s initial public offering.

Liabilities for Deferred Revenue — During 2023, the Company entered into a distilled spirits barreling production agreement with Tiburon Opportunity Fund, L.P. for the production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. The agreement was amended in March 2024 to a reduced number of 600 barrels for $500,000. The then $500,000 excess prepayment was then used to purchase a Whiskey Note in the principal amount of $672,500 and subsequently exchanged (upon the consummation of the Company's IPO) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock. (See Note 5.).
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

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
have not yet been placed in service for their intended use. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property and equipment and depreciation on the item commences.
Upon retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.
Leases — The Company has operating leases for corporate offices, warehouses, distilleries and tasting rooms that are accounted for under ASC 842. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The Company recognizes lease expense for lease payments on a straight-line basis over the term of the lease. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification. For modified leases, the Company also reassess the lease classification as of the modification’s effective date.
The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s operating leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. The incremental borrowing rate is calculated by modeling the Company’s credit rating based on its historic arm’s-length secured borrowing facility and estimating an appropriate credit rating for similar secured debt instruments. The Company’s calculated credit rating on secured debt instruments determines the yield curve used. In addition, an incremental credit spread is estimated and applied to reflect the Company’s ability to continue as a going concern. Using the spread adjusted yield curve with a maturity equal to the remaining lease term, the Company determines the borrowing rates for all operating leases.
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
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the years ended December 31, 2024 and 2023.
Investments/Investment in Flavored Bourbon LLC — Non-marketable equity investments of privately held companies are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to Accounting Standards Codification (“ASC”) Topic 321 Investments — Equity Securities (“ASC 321”) as the Company does not exert any significant influence over the operations of the investee company.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The Company performs a qualitative assessment at each reporting period considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators that the Company considers include but are not limited to: i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and v) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicates that the investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value of the investment.
As of December 31, 2024 and 2023, the Company had a 12.2% and 15.1% ownership interest in Flavored Bourbon, LLC., respectively, and did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the year ended December 31, 2023. See also Note 5 — Payment Upon Sale of Flavored Bourbon, LLC. In January 2024, Flavored Bourbon LLC conducted a capital call, seeking to raise $12 million from current and new investors at the same valuation as the last raise (which was in 2021). The Company chose not to participate in the raise, but still retained its rights to full recovery of is capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million in the event the brand is sold to a third party, or the Company can block such sale. As of December 31, 2024, a total of $9,791,360 of the $12 million was raised. It is unclear if there will be an attempt to raise the remaining amount under the offering. The Company retains 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, which was the first triggering event to perform a review of the fair value of its Investment in Flavored Bourbon, LLC since the prior transaction in 2021, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, the Company performed a qualitative assessment of its Investment in Flavored Bourbon, LLC. The Company determined that the Class E Units being offered were similar enough to the Company’s investment in Class A Units (with differences including the Class A Units’ liquidation preference seniority and preferential voting rights related to sale or liquidation) to trigger a reassessment of the value of the Company’s Investment in Flavored Bourbon LLC, which was done using the Option Pricing Model Backsolve Valuation Method (“OPM Backsolve Valuation Method”). The Company’s analysis determined the fair value of its Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000 as of June 30, 2024 from $10,864,000 recorded previously, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on the condensed consolidated statement of operations for the year ended December 31, 2024.
The OPM Backsolve Valuation Method derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security. The recent transaction involving Class E Units was utilized as the reference transaction in the OPM Backsolve Valuation Method analysis to derive a value of the Company’s Class A Units. The OPM Backsolve Valuation Method analysis applies the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:

●	Expected Term. The probability weighted expected term incorporates the Company’s assumptions about the time necessary for the business to develop and position itself for a potential liquidity event.

●	Expected Volatility. As Flavored Bourbon, LLC shares are privately held, the volatility used is based on a benchmark of comparable companies within the distilled spirits industry.

●	Expected Dividend Yield. The dividend rate used is zero as Flavored Bourbon, LLC has never paid any cash dividends, and the Company does not anticipate any in the foreseeable future.

●	Risk-Free Interest Rate. The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected term.

The assumptions the Company used in calculating the fair value as of June 30, 2024 included: expected term of 5 years; expected volatility of 70%; expected dividends of $0; and, risk-free interest rate of 4.08% (based on the 5-year T-Bill rate).

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the years ended December 31, 2024 and 2023, the Company repurchased 21 and 72 shares of common stock at a price of $157.89 per share, respectively.

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
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for years ended December 31, 2024 and 2023 were $54,030 and $66,271, respectively.
Third Party — The Company produces and sells barreled spirits to Third Party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third Party Barreled Spirits are paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits are then produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of December 31, 2024 and 2023, the Company had deferred revenues of $100,099 and $1,039,863, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $1,787,555 and $2,834,742 in service revenue in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.
The following table presents revenue disaggregated by sales channel:

	For the Years Ended December 31,
	2024	2023
Direct to Consumer	$3,899,493	$3,183,664
Wholesale	1,595,553	1,657,851
Third Party	1,119,887	294,967
Total Products Net Sales	6,614,933	5,136,482
Services	1,787,555	2,834,742
Total Net Sales	$8,402,488	$7,971,224
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
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Sales” within the consolidated statements of operations, which totaled $232,073 and $230,230 for the years ended December 31, 2024 and 2023, respectively.
Shipping and handling costs — Shipping and handling costs of $248,005 and $165,961 were included in “Cost of Sales” within the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
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
During the years ended December 31, 2024 and 2023, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted RSUs. See Note 9. Upon the closing of the Company’s initial public

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock.
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
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $427,398 and $920,879 for the years ended December 31, 2024 and 2023, respectively and were included in “Sales and marketing” in the consolidated statements of operations.
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
Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enacted date.
Net loss per share attributable to common stockholders — The Company computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common stock, including stock options, RSU awards, and warrants to purchase common stock outstanding during the period determined using the treasury-stock method as well as the convertible notes outstanding during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive.
Reclassification — Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.
Segment Information — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as allocation of budgets between the following significant segment expenses: cost of revenues; general and administrative; and research and development expenses.
Recent accounting pronouncements — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income/(loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
chief operating decision–making group (the “CODM”). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it financial statements.
NOTE 3 — INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2024	2023
Finished Goods	$461,254	$531,302
Work-in-Process	936,181	989,712
Raw Materials	1,074,132	1,235,336
Total Inventory	$2,471,567	$2,756,350
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	December 31, 2024	December 31, 2023
Machinery and Equipment	5 to 20	$3,478,062	$3,469,204
Leasehold Improvements	Lease term	6,930,585	7,378,639
Computer and Office Equipment	3 to 10	2,460,632	2,492,310
Vehicles	5	274,559	248,304
Construction in Progress	N/A	84,957	11,500
Total Property and Equipment		13,228,795	13,599,957
Less: Accumulated Depreciation		(7,779,383)	(7,171,845)
Property and Equipment, net of Accumulated Depreciation		$5,449,412	$6,428,112
Depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was $1,284,653 and $1,430,240 respectively.
NOTE 5 — CONVERTIBLE NOTES
Increased Authorized Capital for Convertible Notes
On October 30, 2023, the Company’s Board of Directors and shareholders took certain actions and approved Amendments to the Company’s certificate of incorporation and bylaws in preparation for a planned initial public offering (the “Actions and Amendments”). These Actions and Amendments, among other things: increased the Company’s authorized capital from 3,000,000 shares to 10,000,000 shares, including 9,500,000 shares of common stock and 500,000

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
shares of Founders Common Stock (which Founders Common Stock has four votes per share). On April 1, 2024, the Company filed a second amendment to its amended and restated certificate of incorporation to increase authorized capital to 70,000,000 shares. Upon approval of the October 30, 2023 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (upon the effectiveness of the Company’s IPO on November 25, 2024) for 3,312,148 additional shares of common stock and 507,394 prepaid warrants; The actual unconditional exchange of the 2022 and 2023 Convertible Notes and reclassification of the aggregate September 30, 2024 fair value of $18,482,353 in 2022 and 2023 Convertible Notes to equity (of Common Stock Par Value and Paid-in-capital of $331 and ,$18,482,022, respectively) under the terms of the Subscription Exchange Agreement occurred on November 25, 2024 upon the effectiveness of the Company’s anticipated IPO — which was the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. Until such time, the Convertible Notes were recorded on the balance sheet and the change in their fair value was recognized as Other Income/(Expense) in the Statement of Operations.
2020 Convertible Promissory Note
In March and August 2020, the Company issued multiple unsecured convertible promissory notes (the “March 2020 Notes” and “August 2020 Notes”, respectively) with an aggregate principal sum of $1,120,000 with a maturity date of December 31, 2021. The outstanding amounts plus accrued and unpaid interest could be converted into shares of common stock at the conversion price. Unless earlier converted into shares, the August 2020 Notes could automatically convert if upon the closing of a private offering of common stock or one of its subsidiaries of at least $5,000,000, the note plus any accrued and unpaid interest could automatically convert into common stock at the lesser of $143.20, or a 20% discount off the price per share of common stock sold in private offering. In 2022, all but one of the notes were converted into shares of the Company at a discounted conversion price of $75.00 per share. As of December 31, 2022, the Company had one investor that did not elect to convert, with a convertible note balance of $450,000 and accrued interest of $49,425. This remaining note plus accrued interest were paid in full in 2023.
2022 Convertible Promissory Notes
During April 2022 through December 2022, the Company issued multiple unsecured convertible promissory notes (the “2022 Notes”) with aggregate net cash proceeds of approximately $10,740,000 and aggregate principal sum of $14,599,523 to various new and existing investors, including $4,675,000 in cash proceeds and $6,311,250 in principal to a related party (See Note 15). In February 2023, the Company issued one convertible note to an existing investor under the terms of the 2022 Notes with net cash proceeds of $260,000 and a principal sum of $351,000. In May 2023, the Company agreed with one investor to transfer their 2022 Note with a principal sum of $135,000 to instead be included under their 2024 Round 3 Note (for a total Round 3 Note of $2,160,000 for said investor). As of December 31, 2024, the cash proceeds and principal sum of the 2022 Notes totaled $10,900,000 and $14,815,523, respectively, including $4,675,000 of cash proceeds and $6,311,250 of principal to a related party. The 2022 Notes have a maturity date of July 31, 2024. The 2022 Notes were convertible, in whole or in part, into shares of common stock at a conversion price of $157.89 per share at the option of the convertible noteholders, at any time and from time to time. If the Company were to complete an IPO or a merger with a SPAC (a “deSpac merger”), the unpaid and accrued balances of the 2022 Notes and the associated interest would have converted into common stock at a discounted conversion price from either the price per share at which common stock was sold in the IPO or the redemption price per share under a deSPAC merger. The 2022 Notes also contained certain other covenants that, among other things, imposed certain restrictions on indebtedness and investments. The 2022 Notes were to be used for general corporate purposes, including working capital needs, capital expenditures, and the share repurchase program. In October and November 2023, the holders of the 2022 Notes agreed to exchange the convertible notes and accrued interest under the mandatory conversion provision of the 2022 Notes, for common stock of the Company. (See below.)
2023 Convertible Promissory Notes
Beginning in March 2023 through August 2023, the Company issued multiple convertible promissory notes (collectively the “2023 Convertible Notes”) with various terms to various new and existing investors with aggregate net cash proceeds of $5,330,000 and aggregate principal sum of $7,230,500 (of which $2,950,000 in cash proceeds and $3,982,500 in principal was from a related party). In October and November 2023, the holders of the 2023 Convertible Notes agreed to exchange the convertible notes and accrued interest for common stock and prepaid warrants to purchase common stock of the Company. (See below.)

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
Exchange of 2022 and 2023 Convertible Promissory Notes
In October 2023 the holders of the 2022 and 2023 Convertible Notes entered into a Subscription Exchange Agreement to exchange into equity the value of their 2022 and 2023 Convertible Notes with all accrued interest and fees through, and effective as of, June 30, 2023. In October 2023, in accordance with the Subscription Exchange Agreement, and upon approval of an increase in authorized capital to accommodate such exchange, a then aggregate fair value of $33,849,109 in convertible notes was exchanged (contingent upon the consummation of the Company's initial public offering, which occurred on November 25, 2024) for an aggregate of 3,312,148 shares of common stock (with a then aggregate fair value of $30,344,094 as of September 30, 2023 and a principal amount of $24,795,755, including accrued interest) and 507,394 prepaid warrants to purchase common stock (with a then fair value of $3,505,015 as of September 30, 2023 and a principal amount of $1,714,574, including accrued interest).
As of November 25, 2024, the fair value of the Convertible Notes that were issued in 2022 and 2023 and were exchanged in October and November 2023 for a fixed number of shares of common stock and prepaid warrants, was revalued and was reclassified from a liability to equity in the amount of $15,278,168 (including $6,870,236 of a related party’s holdings) (representing the 3,312,148 shares (including 1,717,559 of a related party’s holdings) of common stock and 507,394 prepaid warrants for which the Convertible Notes were exchanged multiplied by the price per share of common stock of $4.00 in the Company’s November 25, 2024 initial public offering, with the remaining $21,005,723 recorded as a gain for the decrease in fair value of those Convertible Notes for the period from December 31, 2023 to the date of the Company's Initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes was relieved and they were reclassified to equity.
The aggregate fair value of the exchanged notes was reclassified from Convertible Notes to equity under the terms of the Subscription Exchange Agreement that had a true up provision in the event the eventual IPO price was higher or lower than the conversion rate of $13.16 per share stated in the document. Under the terms of the Subscription Exchange Agreement, the true up provision was eliminated and the strike price of the warrants related to the 2022 Notes was fixed at a negotiated fixed, non-adjustable rate of $6.00 per share. If the Company had not listed the common stock on a national or international securities exchange by February 28, 2025 (which date was amended from October 31, 2024 previously), the Holder would have had the right to exchange the common sock issued under the Subscription Exchange Agreement for promissory notes (the “New Notes”) on terms substantially similar to the Notes exchanged (contingent upon the consummation of the Company’s initial public offering) in October 2023. When the Subscription Exchange Agreement was executed, the Company did not have enough shares of common stock in the authorized capital account to accommodate all shares due. The Note Holders agreed to waive any requirement of the Company to have enough shares in the authorized capital account to account for the exchange for common stock and prepaid warrants.
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
2024 Series — Convertible Whiskey Special Ops 2023 Notes
In September 2023, the Company opened a $5,000,000 Round of convertible notes with a 12.5% interest rate and an August 29, 2026 maturity date (the “Whiskey Special Ops 2023 Notes” or the “Whiskey Notes”). In March 2024 , the Round was increased to $10,000,000.
As of November 25, 2024 and December 31, 2023, the Company had: $8,526,245 and $2,975,000, respectively in outstanding principal; and $6,630,870 and $2,975,000, respectively, from proceeds of Whiskey Special Ops 2023 Notes (of which, $3,247,425 and $800,000, respectively, in principal, and $2,233,000 and $800,000, respectively, of proceeds was

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
with a related party); and a fair value for the related Warrant Liability of $0 and $1,512,692, respectively, (of which $0 and $406,774, respectively, in fair value was with a related party). The Whiskey Special Ops 2023 Notes include warrant coverage equal to the Subscription Amount actually paid by the holder pursuant to the Securities Purchase Agreement, divided by the Exercise Price, as defined as the price per share of the Company’s assumed IPO or, in the event the Company had not consummated the IPO, $10.00 dollars per share. Total warrants outstanding calculated using the IPO price of $4.00 per share as of November 25, 2024 was 1,657,718 (of which 558,250 was to a related party), with the Whiskey Special Ops 2023 Notes and their related warrants having been exchanged for common stock (and prepaid warrants) effective upon the Company’s November 25, 2024 IPO (see details below), leaving 0 related warrants outstanding subsequent to November 25, 2024. The warrants included a mandatory cashless exercise provision whereby any warrants not previously exercised, would have automatically cashlessly exercised, beginning on the third anniversary of their issuance date, on any trading day that the 20-day VWAP of the common stock equaled or exceeded a price per share equal to or greater than 125% of the exercise price of the warrant.
The Company had agreed to make royalty payments on the Whiskey Special Ops 2023 Notes at the rate of $10 per bottle of a new product offering of Special Forces labelled spirits. As of December 31, 2024, the Company had sold 20,608 bottles of the new product offering of Special Forces labelled spirits, representing approximately $1,635,458 in retail shelf value. These royalties were eliminated in conjunction with the April 2024 exchange of the Whiskey Notes and related Warrants into common stock (upon the Company's initial public offering, which occurred on November 25, 2024).
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
Exchange of Convertible Whiskey Special Ops 2023 Notes
In April 2024, the holders of Whiskey Notes (including 755,919 related Warrants based on a $5.00 per share exercise price) agreed to exchange for common stock (and prepaid warrants). The then outstanding $23,311,063 in aggregate fair value, (including $8,723,321 which was with a related party); $8,678,433 of principal amount, including accrued interest (including $3,247,425 which was with a related party); $6,630,870 of proceeds, (of which $2,233,000 was with a related party) of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred on November 25, 2024) for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock (of which 1,203,783 shares were with a related party). Such prepaid warrants will be eligible for exercise without the payment of additional consideration (except the $0.001 per share exercise price) at any time that the respective holder beneficially owns a number of shares of common stock that is less than 4.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own up to 4.99% of the Company’s outstanding shares of common stock, and having no expiration date.

Upon the effectiveness of the Company's initial public offering (on November 25, 2024, the fair value of such convertible promissory notes and related warrant liabilities decreased and was reclassified from a liability to equity in the aggregate amount of $11,784,068 (representing the 2,399,090 shares of common stock and 546,927 prepaid warrants for which the Convertible Notes were exchanged multiplied by the $4.00 price per share of common stock in the Company’s November 25, 2024 initial public offering, with the remaining $5,162,944 recorded as a gain for the decrease in fair value of those convertible notes and related warrant liabilities for the period from December 31, 2023 to the date of the Company’s initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes was relieved and they were reclassified to equity.
The aggregate fair value of the exchanged Whiskey Notes and related Warrants were reclassified from liabilities to equity under the terms of the Subscription Exchange Agreement (when the common stock and prepaid warrants were unconditionally issued in exchange for the Whiskey Notes and related Warrants) upon the closing of the Company’s IPO (which occurred on November 25, 2024) — which was the remaining prerequisite for the unconditional exchange of the Whiskey Notes and related Warrants for equity, at which time, the value of the shares and prepaid warrants was recorded as

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
common stock at the IPO price (of $4.00 per share), and the remaining fair value of the Convertible Notes was recognized as a gain in Change in Value of Convertible Notes on the Company’s consolidated statement of operations. (Calculated using the IPO price of $4.00 per share.) Until such a time, the Whiskey Notes and related Warrant Liabilities remained on the Company’s balance sheet, and the change in their fair values also continued to be recognized as Other Income/(Expense) in the Company’s Statement of Operations.

Convertible Notes at fair value consisted of the following:

	December 31, 2024	December 31, 2023
2022 Convertible Promissory Notes	$—	$18,801,206
2023 Convertible Promissory Notes	—	17,482,685
Whiskey Special Ops 2023 Notes	—	1,452,562
Total Convertible Notes Payable	$—	$37,736,453
Less: Convertible Notes Payable, Current	—	(36,283,891)
Convertible Notes Payable, net of Current Portion	$—	$1,452,562
NOTE 6 — BORROWINGS
Borrowings of the Company, not including the Convertible Notes discussed in Note 5, consisted of the following:

	December 31, 2024	December 31, 2023
Silverview Loan	$10,682,438	$12,250,000
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	39,247	—
City of Eugene	389,875	—
2023 Channel Partners Loan	—	149,824
Total Notes Payable	13,381,016	14,669,280
Less: Debt Issuance Costs	(140,082)	(398,324)
	$13,240,934	$14,270,956
In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000. The Silverview Loan originally matured on April 15, 2025, which was extended to October 25, 2026 as part of the Silverview Loan modification executed on October 1, 2024. The Silverview Loan accrued interest through the 18-month anniversary of the closing date at (i) a fixed rate of 10.0%, which portion was payable in cash, and (ii) at a fixed rate of 6.5%, which portion was payable in kind and added to the outstanding obligations as principal. Effective on the 19th month anniversary of the closing date, the Silverview Loan accrues interest at a fixed rate of 15.0% through maturity. Interest payable in cash is required to be repaid on the fifteenth day of each calendar month. The Company had an option to prepay the Silverview Loan with a prepayment premium up to 30.0% of the obligations during the first twenty-four months of the loan, after which time the Company can prepay the loan with no premium due.
The Company is now past that initial twenty-four-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan also contained certain financial and other debt covenants that, among other things, imposed certain restrictions on indebtedness, liens, investments and capital expenditures. The financial covenants required that, at the end of each applicable fiscal period as defined pursuant to the Silverview Loan agreement, the Company has either (i) an EBITDA interest coverage ratio up to 2.00 to 1.00, or (ii) a cash interest coverage ratio of not less than 1.25 to 1.00. Commencing with the fiscal quarter ending June 30, 2021, the Company shall maintain liquidity of not less than $500,000. The Silverview Loan may be used for general corporate purposes, including working capital needs and capital expenditures. The Company violated various financial and other debt covenants regarding its failure to comply with the financial covenants and to timely furnish its consolidated financial statements for the year ended December 31,

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 6 — BORROWINGS (cont.)
2023. As the chance of meeting the same or more restrictive covenants at subsequent compliance measurement dates within the following year was remote, the Company determined that the Silverview Loan should be classified as a current liability as of December 31, 2023.
As of December 31, 2024 and 2023, the outstanding balance of the Silverview Loan was $10,682,438 and $12,250,000, respectively.
In June 2024, the Company reached an agreement in principal (which was finalized and agreed to in October 2024) with Silverview to complete a loan modification of the Silverview Loan in the following ways, which became effective upon the close of the Company’s initial public offering (which occurred on November 25, 2024): 1) extend the maturity date by 18 months to October 25, 2026; 2) recast the amortization schedule to reduce the amount paid each quarter to allow the Company to preserve cash, as follows: $2,050,000 (including December 2024 interest of $182,438) due by December 31, 2024, $700,000 due June 30, 2025 and then $500,000 due every six months thereafter; 3) increase in the coupon rate from 15% to 16.5% in the month starting after the close of the Company’s initial public offering (which occurred on November 25, 2024), with monthly interest payments remaining in effect; 4) waiver of any past missed amortization payments; 5) waiver of any past missed covenant faults; 6) 1% additional exit fee due at loan payoff; 7) an additional 1% exit fee due at payoff if the Company does not refinance or repay the entire debt by July 30, 2025; 8) the elimination of EBITDA coverage and interest coverage ratio tests; and 9) simplified reporting requirements to match the reporting the Company must make as a public company.The lender had previously agreed to waive any existing covenant compliance matters as of December 31, 2023 and to forbear exercising its rights and remedies under the loan agreement through the date of IPO. The amount due under the Silverview Loan is classified as a non-current liability as of December 31, 2024 as the Maturity Date is October 25, 2026.

In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest on the PPP loan at the rate of 1%, for a total of $107,255 and $84,561 as of December 31, 2024 and 2023, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In January 2022, the Company entered into an unsecured business loan and security agreement with Channel Partners Capital, LLC (the “2022 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000. The Channel Partners Loan matured on June 26, 2023 and accrued interest at a fixed rate of 13.982%. Principal of $16,528 plus interest was payable monthly. The Company had an option to prepay the 2022 Channel Partners Loan with a prepayment discount of 5.0%. As of both December 31, 2024 and 2023, the outstanding balance of the 2022 Channel Partners Loan was $0. In 2023, the Company entered into a new secured business loan and security agreement with Channel Partners Capital, LLC (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which. $47,104 of proceeds was used to pay off the 2022 Channel Partners Loan. The 2023 Channel Partners Loan matured and was paid off in full on October 5, 2024. During its term the 2023 Channel Partners Loan accrued interest at a fixed rate of 13.34%, and had payments of $16,944, principal plus interest was payable monthly. The Company had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of December 31, 2024 and 2023, the outstanding balance of the 2023 Channel Partners Loan was $0 and $149,824, respectively.
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025, beginning August 1, 2025 the City of Eugene loan begins accruing interest at the rate of 5%. Monthly payments are scheduled to began September 1, 2025 in the amount of $6,714, including accrued interest.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 6 — BORROWINGS (cont.)
In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with a related party. (See Note 15.)
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 1, 2024 accounts receivable factoring arrangement, including $166,667 from the related party. The Company issued an aggregate of 66,549 five year warrants to purchase common stock at $6.00 per share in conjunction with the July 1, 2024 accounts receivable factoring agreements. (See Note 15.)
In August 2024, the aggregate of $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 19,983 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 13,333 warrants.) Upon the November 25, 2024 initial public offering at $4.00 per share, the 19,983 warrants at $5.00 per share were recalculated and reissued as 24,978 warrants at $4.00 per share (and the 13,333 related party warrants at $5.00 per share were recalculated and reissued as 16,666 warrants at $4.00 per share). (See Note 15.)
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
As of December 31, 2024, the principal repayments of the Company’s debt measured on an amortized basis of $13,381,016 will be due within five years from the issuance of these consolidated financial statements. The outstanding principal repayments due within the next 12 months of $3,758,595 and $14,270,956, respectively, net of debt issuance costs of $140,082 and $398,324, respectively, was classified as a current liability on the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023. The outstanding principal repayments due after the next 12 months of $9,482,339 was classified as a long-term liability on the Company’s consolidated balance sheet as of December 31, 2024.
The following table represents principal repayments from 2025 and the years through 2029 and thereafter:

Years Ending	Amount
2025	$3,829,169
2026	9,245,977
2027	66,789
2028	239,081
2029	—
there after	—
$13,381,016
Liabilities for Deferred Revenue — During 2023, the Company entered into a distilled spirits barreling production agreement with a related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made to the Company in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500, which was subsequently exchanged (upon the consummation of the Company’s initial public offering on

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 6 — BORROWINGS (cont.)
November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock.
NOTE 7 — WARRANT LIABILITIES
2022 and 2023 Convertible Promissory Notes Warrants
During 2022 and 2023, the Company issued warrants to purchase common stock to the 2022 Notes holders, including a related party, in an amount equal to 50% of the cash proceeds (see Note 5 and Note 15). These warrants are exercisable on or after the occurrence of an IPO or a deSPAC merger and expire on July 31, 2027. The warrant exercise price is equal to: (i) if the Company consummates an IPO, 100% of the price per share at which the Company’s common stock is sold in the IPO; or (ii) if the Company consummates a deSPAC merger, 100% of the redemption price related to such deSPAC merger. The warrants will automatically be exercised cashlessly if the stock price hits 125% of the IPO price. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount.
The Company measured the warrant liabilities at fair value at the respective issuance dates of the 2022 Notes, including the note issued in February 2023, and March 31, 2023 using a probability weighted expected return method and the Monte Carlo Simulation. The fair value of the warrant liabilities at the issuance dates of the 2022 Notes issued in 2022 was approximately $581,364, of which $300,059 was associated with the related party warrant liabilities. The fair value of the warrant liabilities at the issuance dates of the 2022 Notes issued in February 2023 was approximately $12,874. The warrant liabilities are subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of total other income (expense) in the consolidated statements of operations. The Company recorded a net loss of $1,078,132 and a net loss of $348,994 resulting from the change in fair value of the warrant liabilities for the years ended December 31, 2024 and 2023, respectively, of which $462,410 and $149,710, respectively, was related to the change in value of the related party warrant liabilities. As of December 31, 2024 and 2023, the fair value of the warrant liabilities was $0 and $794,868, respectively of which $0 and $340,918 were associated with the related party warrant liabilities.
In April of 2024,under a Securities Exchange Agreement, the strike price of the warrants became fixed at a negotiated fixed, non-adjustable price of $6.00 per share (as opposed to the previous pricing which was contingent on the IPO price), whereas these 908,334 warrants now have a fixed price and include a cashless exercise provision, and no longer qualify to be classified as liabilities in accordance with ASC 480, and their fair value that had previously been recorded as warrant liabilities was reclassified to equity upon the Company's November 25, 2024 initial public offering.
2023 Series — Convertible Whiskey Special Ops 2023 Notes Warrants
From August 2023 to April 2024, the Company issued warrants to purchase common stock to the Whiskey Note holders, including the related party, in an amount equal to the cash proceeds divided by the exercise price. (see Note 5 and Note 15). These warrants are exercisable on or after the earlier of (i) occurrence of an IPO, or (ii) August 29, 2024, and expire on August 29, 2028. The warrant exercise price was equal to the lesser of: (i) if the Company consummates an IPO, 100% of the price per share at which the Company’s common stock is sold in the IPO; or (ii) $10.00 per share. The warrants will automatically be exercised on a cashless basis after the three-year anniversary of the issuance date if the stock price hits 125% of the warrant exercise price. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount.
The Company measured the warrant liabilities at fair value at the respective issuance dates of the Whiskey Notes using a probability weighted expected return method and the Monte Carlo Simulation. The fair value of the warrant liabilities at the issuance dates in the years ended December 31, 2024 and December 31, 2023 was approximately $302,020 and $1,621,527, respectively, of which $111,112 and $436,041, respectively, was associated with the related party warrant liabilities. The fair value of the warrant liabilities at the issuance dates in April 2024 was approximately $48,889, of which

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 7 — WARRANT LIABILITIES (cont.)
$26,706 was associated with the related party warrant liabilities. The warrant liabilities are subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of total other income (expense) in the consolidated statements of operations. The Company recorded a net gain of $1,814,712 (of which $406,774 was to a related party) resulting from the change in fair value of the warrant liabilities to $0 (of which $0 was to a related party) for the year ended December 31, 2024. The Company recorded a net gain of $108,835 (of which $29,267 was to a related party) resulting from the change in fair value of the warrant liabilities to $1,512,692 (of which $406,774 was to a related party) for the year ended December 31, 2023.
In April 2024, the Whiskey Notes (including 755,919 related warrants) were exchanged (contingent upon the consummation of the Company’s initial public offering) for common stock. The then outstanding $23,311,063 in aggregate fair value ($8,678,433 of principal amount, including accrued interest; $6,630,870 of proceeds) of the Whiskey Notes and related Warrants (Warrant Liability) in accordance with a Subscription Exchange Agreement, exchanged for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock. The Whiskey Notes and related warrants were exchanged (contingent upon the consummation of the Company’s initial public offering) for common stock; however, the Whiskey Notes and related Warrant Liabilities remained on the Company’s balance sheet until the closing of the Company’s IPO (which occurred on November 25, 2024) — which was the remaining prerequisite for the unconditional exchange of the outstanding indebtedness and related warrants for equity).
As of November 25, 2024, as part of the Series A Preferred Stock offering, the holders of the Series A Preferred Stock had received warrants entitling its holder to purchase an aggregate of 197,013 of shares of common stock determined by (a) 25% of the Subscription Amount of such Investor divided by (b) $5.00, and having an exercise price equal to the lesser of $5.00 or the price per share at which the common stock is sold in the Company’s Initial Public Offering (the “Exercise Price”), subject to splits, combinations or other like adjustments. Upon the November 25, 2024 initial public offering at $4.00 per share, the exercise price of the 197,013 warrants was fixed at $4.00 per share. The Warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall automatically exercise on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price.
NOTE 8 — FAIR VALUE MEASUREMENT
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Notes Payable and Warrant Liabilities in the following table were exchanged and reclassified into equity (see Note 5), and were $0 as of December 31, 2024. The following table presents information about the Company’s financial liabilities that were previously measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation as of December 31, 2023 under Level 3.

	Fair Value Measurement as of

	December 31, 2024	December 31, 2023
2022 and 2023 Convertible Notes	$—	$36,283,891
Whiskey Special Ops 2023 Notes	—	1,452,562
Warrant Liabilities 2022 and 2023 Convertible Notes	—	794,868
Warrant Liabilities Whiskey Special Ops	—	1,512,692
Total Liabilities at Fair Value	$—	$40,044,013
In November of 2023, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company's initial public offering) for common stock and prepaid warrants effective as of June 30, 2023. (See Note 5.) Through November 25, 2024, the $21,005,722 decrease in fair value of the 2022 and 2023 Convertible Notes in 2024, was included as a gain in the change in fair value of convertible notes in the Company’s 2024 consolidated statement of operations. As further discussed below, such valuation reflecting the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $7.50 ($13.16 post-split) per share as of March 31, 2024; as compared to a subsequent share value of $4.00 per share, upon the November 25, 2024 initial public offering at $4.00 per share.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 8 — FAIR VALUE MEASUREMENT (cont.)
As of June 30, 2024, the then outstanding $13,978,467 in aggregate fair value, of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering) for a total of 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock. Through November 25, 2024, the $6,977,656 increase in fair value of the Whiskey Notes in 2024, was included as a loss in the change in fair value of convertible notes in the Company’s 2024 consolidated statement of operations. As further discussed below, such valuation reflecting the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $7.50 ($13.16 post-split) per share as of March 31, 2024; as compared to a subsequent share value of $4.00 per share, upon the November 25, 2024 initial public offering at $4.00 per share.
As further discussed in Note 7, the Convertible Notes (and related Warrant Liabilities) remained as liabilities on the balance sheet, and the change in their fair value continued to be recognized as Other Income/(Expense) in the Statement of Operations, until November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the outstanding indebtedness and related warrants into equity).
Valuation of Acquisition Contingency Liability — In conjunction with the February 21,2024 acquisition of Thinking Tree Spirits, for the quarter ended March 31, 2024, the Company recorded estimated fair values of $847,762 for payments in the form of Company common stock (including: $670,686 in common stock of the Company; $50,000 of post-closing accounting true-ups; and $127,076 in estimated future contingent payments). The acquisition was recorded at estimated fair values, based on the payments made, and a fair value probability applied to the contingent earn out payments. The fair value of the acquisition will be re-measured for each subsequent reporting period until resolution of the contingent earn out payments, and any increases or decreases in fair value will be recorded in the income statement as an operating loss or gain. The recorded fair value of the acquisition was reviewed as of December 31, 2024, with no change in fair value deemed necessary. (See Note 10.)
Valuation of Convertible Notes — The fair value of the Convertible Notes as of November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the outstanding indebtedness and related warrants into equity) was based on the Company's initial public offering price (which was also the basis for the conversion price for the shares of common stock into which the Convertible Notes converted) of $4.00 per share. The fair value of the Convertible Notes at issuance and at each reporting period (through November 25, 2024) was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a probability weighted expected return method (“PWERM”) and the Discounted Cash Flow (“DCF”) method to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the notes. The most significant estimates and assumptions used as inputs in the PWERM and DCF valuation techniques impacting the fair value of the Convertible Notes are the timing and probability of an IPO, deSPAC Merger and default scenario outcomes (see the table below). Specifically, the Company discounted the cash flows for fixed payments that were not sensitive to the equity value of the Company at payment by using annualized discount rates that were applied across valuation dates from issuance dates of the Convertible Notes to their unconditional conversion at the initial public offering price of $4.00 per share on November 25, 2024. The discount rates were based on certain considerations including time to payment, an assessment of the credit position of the Company, market yields of companies with similar credit risk at the date of valuation estimation, and calibrated rates based on the fair value relative to the original issue price from the Convertible Notes.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 and 2023 Notes in the following table were exchanged and reclassified into equity (see Note 5), and were $0 as of December 31, 2024, The

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 8 — FAIR VALUE MEASUREMENT (cont.)
significant unobservable inputs that were included in the valuation of the 2022 and 2023 Convertible Notes as of December 31, 2023 include:

	December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average
Discount Rate	48.5%	48.5%
Expected Term (in years)	0.122 – 1.081	0.122 – 1.081
Probability Scenarios
IPO	70%
deSPAC	0%
Default/Dissolution/Forced Liquidation	20%
Held to Maturity	10%
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Whiskey Special Ops 2023 Notes in the following table were exchanged and reclassified into equity (see Note 5), and were $0 as of December 31, 2024, The significant unobservable inputs that were included in the valuation of the Whiskey Special Ops 2023 Notes as of December 31, 2023 include:

	December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average
Discount Rate	54%	91.3%
Expected Term (in years)	0.125 – 0.667	0.125 – 0.667
Probability Scenarios
IPO	70%
deSPAC	0%
Default/Dissolution/Forced Liquidation	20%
Held to Maturity	10%
Valuation of Warrant Liabilities — The fair value of the warrant liabilities as of November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the warrant liabilities into equity) was based on the Company's initial public offering price of $4.00 per share. The fair value of the warrant liabilities at issuance and at each reporting period (through November 25, 2024) was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. The Company used the PWERM and the Monte Carlo Simulation (“MCS”) to incorporate estimates and assumptions concerning the Company’s prospects and market indications into the models to estimate the value of the warrants. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities until their unconditional conversion at the initial public offering price of $4.00 per share on November 25, 2024, are the timing and probability of IPO, deSPAC Merger and default scenario outcomes (see the table below). The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are those utilizing certain weighted average assumptions such as expected stock price volatility, expected term of the warrants, and risk-free interest rates.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 Convertible Promissory Notes warrant liabilities were exchanged and reclassified into equity (see Note 5), and were $0 as of

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 8 — FAIR VALUE MEASUREMENT (cont.)
December 31, 2024. The significant unobservable inputs that were included in the valuation of the 2022 Convertible Promissory Notes warrant liabilities as of December 31, 2023, include:

	December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average
Expected Term (in years)	0.122 – 1.081
Volatility	70%	70%
Risk-free Rate	74%	74%
Probability scenarios
IPO	70%
deSPAC	0%
Default/Dissolution/Liquidation	20%
Held to Maturity	10%
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Whiskey Special Ops 2023 Notes warrant liabilities were exchanged and reclassified into equity (see Note 5), and were $0 as of December 31, 2024,The significant unobservable inputs that were included in the valuation of the Whiskey Special Ops 2023 Notes warrant liabilities as of December 31, 2023, include:

	December 31, 2023
Significant Unobservable Input	Input Range	Weighted Average
Expected Term (in years)	0.125 – 4.667
Volatility	70%	70%
Risk-free Rate	3.87%	3.87%
Probability scenarios
IPO	70%
deSPAC	0%
Default/Dissolution/Liquidation	20%
Held to Maturity	10%
The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities
Balance as of January 1, 2022	$8,041,000	$—	$433,000	$—
Issuances	5,577,125	1,353,473	12,874	1,621,527
Change in Fair Value	22,665,765	99,089	348,994	(108,835)
Balance as of December 31, 2023	36,283,890	1,452,562	794,868	1,512,692
Issuances	—	3,353,850	—	302,020
Change in Fair Value	(21,005,722)	6,977,656	1,078,132	(1,814,712)
Converted to Equity	$(15,278,168)	$(11,784,068)	$(1,873,000)	$—
Balance as of December 31, 2024	$—	$—	$—	$—

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT)
On May 14, 2024, the Board and Shareholders of the Company approved a .57-for-1 reverse stock split. All share and per share numbers included in these financial statements as of and for the years ended December 31, 2024 and 2023 and the years then ended all periods presented reflect the effect of that stock split unless otherwise noted.
On November 25, 2024, the Company consummated its initial public offering ("IPO") whereby it sold a total of 1,687,500 shares of common stock, at an offer price of $4.00 per share. The Company received net proceeds from the IPO of $5,960,000 after deducting underwriting expenses and commission of $790,000.
Concurrent with the closing of the IPO on November 25, 2024, the Company consummated a private offering, to certain of its existing security holders, of common stock warrants to purchase an aggregate of up to 382,205 shares of common stock (the “Common Warrants”) at an exercise price of $0.01 per share. The Common Warrants were sold in such private placement for a purchase price of $3.99 per Common Warrant, which was equal to the $4.00 price per share at which the common stock was sold in the IPO offering less the $0.01 exercise price. The Company received net proceeds from the private offering of Common Warrants of $1,397,998 after deducting underwriting discounts and commission of $127,000. The Common Warrants are immediately exercisable and will expire five years from the date of issuance. Subject to limited exceptions, a holder of Common Warrants will not have the right to exercise any portion of its Common Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company offered the Common Warrants to enable certain existing security holders of the Company that were expected to participate in the offering to maintain their percentage ownership interest in the Company without violating the purchaser concentration rules of Nasdaq applicable to initial public offerings of common stock. The Common Warrants and the shares of common stock issuable upon exercise of such warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Concurrent with the closing of the IPO on November 25, 2024, any contingencies disclosed above related to the accounting treatment recognizing the conversion of debt to equity for the following private transactions were lifted as a result of the IPO (see Notes 5, 6, 7 and 8):

*	The 2022 and 2023 Convertible Promissory Notes which were previously exchanged for 3,312,148 shares of common stock and 507,394 prepaid warrants to purchase common stock (See Notes 5 and 14);

*
The 2023 Series — Convertible Whiskey Special Ops 2023 Notes and related warrants which were previously exchanged for 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock (See Notes 5 and 15);

*
The $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants, which was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 24,978 warrants to purchase shares of common stock at $4.00 per share (including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 16,667 warrants). (See Notes 6 and 15.)

*
The $250,000 received from an investor under the terms of a July 2024 accounts receivable factoring agreement, including accrued fees, which was exchanged for 27,700 shares of Series A Preferred Stock, including 15,625 warrants to purchase shares of common stock at $4.00 per share. (See Notes 6 and 15.)

In addition to the Common Warrants discussed above, pursuant to the Underwriting Agreement dated November 21, 2024, by and between the Company and the underwriters named therein (the “Representative”), the Company issued 84,377 of Representative’s Warrants to the Representative with an initial exercise date on or after May 24, 2025, an exercise price of $4.00 per share, and an expiration date of November 21, 2029.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Common stock — On October 31, 2023, the Company’s Board of Directors and shareholders increased the number of shares the Company is authorized to issue from 3,000,000 shares to 10,000,000 shares, including 9,500,000 shares of common stock and 500,000 shares of Founders Common Stock, par value of $0.0001 per share (which Founders Common Stock had four votes per share). The key terms of the common stocks are summarized below:
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
Upon approval of the April 2024 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company's initial public offering) for 3,312,148 additional shares of common stock and 507,394 prepaid warrants; The actual unconditional exchange of the 2022 and 2023 Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $15,278,168 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $382 and Paid-in-capital of $15,277,786) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024 and was the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. (See Note 5.)
Upon approval of the April 2024 increase in authorized shares, the Whiskey Special Operation Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred on November 25, 2024) for 2,399,090 additional shares of common stock and 546,927 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $11,784,068 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $295 and Paid-in-capital of $11,783,773) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024) and was the remaining prerequisite for the unconditional exchange of the Whiskey Special Operation Convertible Notes for equity. (See Note 5.)
As of December 31, 2024, the Company had 5,273,611 shares of common stock issued and outstanding, including the 3,312,148 shares of common stock related to the conversion of the 2022 and 2023 Convertible Notes (comprised of 3,819,542 shares of common stock, net of: 507,394; and subsequently, 1,420,406 shares of common stock exchanged for prepaid warrants); and the 2,399,090 shares of common stock related to the conversion of the Whiskey Special Operation Convertible Notes (comprised of 2,946,015 shares of common stock, net of: 546,927; and subsequently, 1,422,265 shares of common stock exchanged for prepaid warrants). During the year ended December 31, 2024, the Company repurchased 21 shares of common stock and 317,853 warrants to purchase common stock were exercised.
In the second quarter of 2024, the Company’s Board of Directors and shareholders took certain actions and approved amendments to the Company’s amended and restated certificate of incorporation in preparation for the Company’s initial public offering (which occurred on November 25, 2024) (the “Actions and Amendments”). These Actions and Amendments, included, among other things:
•filing a second amendment to the Company’s amended and restated certificate of incorporation on April 1, 2024, to increase the Company’s authorized capital stock from 10,000,000 shares to 70,000,000 shares, including 69,500,000 shares of common stock and 500,000 shares of Founders Common Stock. The increase in authorized shares included provision for the additional shares to be issued with the Company’s anticipated IPO, including those discussed in the following paragraphs, and other future equity activities not yet known.
•filing a third amendment to the Company’s amended and restated certificate of incorporation on May 14, 2024, to further increase the Company’s authorized capital stock to 75,000,000 shares, including 5,000,000 shares of preferred stock.
Prepaid Warrants to Purchase Common Stock — In August 2024, certain holders of shares of common stock agreed to exchange an aggregate of 2,816,291 shares of their common stock into a like number of pre-paid warrants. Such

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
pre-paid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date. As of December 31, 2024, 3,871,992 of the pre-paid warrants remained outstanding.
The following sets forth the outstanding prepaid warrants and common warrants for the years ended December 31, 2024 and 2023:

	Prepaid Warrants	Common Warrants
Balance December 31, 2022	—	—
Conditional issuance of Prepaid Warrants from Exchange of 2022 and 2023 Convertible Notes	507,394
Balance December 31, 2023	507,394	—
Conditional Issuance of Prepaid Warrants from Exchange of Whiskey Notes	546,927	—
Conditional Issuance of Prepaid Warrants in Exchange for Common Stock	2,816,291	—
Exercise of Prepaid Warrants in Exchange for Common Stock	(698,619)	—
Issuance of Prepaid Warrants for Common Stock	700,001	—
November 25, 2024 Private Placement of Common Warrants	—	382,205
Balance December 31, 2024	3,871,992	382,205
Upon the closing of the Company's initial public offering on November 25, 2024, the conditional issuances of prepaid warrants and common stock noted in the table above became effective.
Subsequent to December 31, 2024, through April 28, 2025: 1,252,559 Prepaid Warrants (with an exercise price of $0.001 each) were exercised cashlessly for 1,250,777 shares of common stock; and 700,000 prepaid warrants were exchanged for 39,200 shares of Series B Preferred Stock, leaving 1,919,433 prepaid warrants remaining outstanding. (Subsequent to December 31, 2024, through April 28, 2025, the related party exercised 1,117,559 prepaid warrants (with an exercise price of $0.001 each) cashlessly for 1,115,909 shares of common stock, leaving 1,203,783 prepaid warrants outstanding.)
Preferred stock — Series A — In May 2024, the Company’s Board of Directors and Shareholders approved an offering of Series A Convertible Preferred Stock of up to $5,000,000, of which $4,948,478 was issued and outstanding and $0 remained available for issuance as of December 31, 2024 (as the offering was closed prior to the Company’s November 25, 2024 initial public offering). The shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) were sold at a Subscription Price of $10 per share and have a stated value of $12 per share (the “Stated Value”), and included stock purchase warrants to purchase shares of common stock calculated at 25% of the subscription price then divided by $5.00, with an exercise price equal to the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Upon the closing of the Company's initial public offering on November 25, 2024, the exercise price was set at the initial public offering price of $4.00 per share.) The warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall be automatically exercised on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price (or $5.00 per share). The Series A Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series A Preferred Stock.
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

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
only if the average closing price of the common stock over the five trading days preceding the dividend payment date is at or above the Conversion Price. Holders of the Series A Preferred Stock have no voting rights except as required by law.
Each share of Series A Preferred Stock may be converted at any time at the election of the holder into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then applicable Conversion Price. The “Conversion Price” was initially equal to $5.00 per share, subject to adjustment to the price per share at which the common stock is sold at the Company’s Initial Public Offering if lower than the initial Conversion Price (and was fixed at $4.00 per share upon the November 25, 2024 initial public offering at $4.00 per share). Each share of Series A Preferred Stock will automatically be converted on June 15, 2027 into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.
Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount, plus all accrued and unpaid dividends on such shares of Series A Preferred Stock (or $492,366 as of December 31, 2024).
The Company received subscriptions of $4,948,478 of Series A Preferred Stock (of which $1,831,265 was from a related party), including $2,025,000 in cash (of which $834,000 was from a related party); $1,155,000 in the form of 525 barrels of aged whiskey (with an average value of $2,200 per barrel and with $259,875 allocated to barrel fixed assets and $895,125 allocated to whiskey inventory); $110,600 was paid by the sale of and transfer to the Company by a related party of an aggregate of 50 barrels of premium aged whiskey (with an average value of $2,212 per barrel and with $24,750 allocated to barrel fixed assets and $85,850 allocated to whiskey inventory); and, $719,919 was paid by the cancellation of outstanding indebtedness (factoring agreements) (of which $296,619 was from a related party). In addition, the Series A Preferred Stockholders who were issued Series A Preferred Stock in July through September 2024 received an additional 510,315 warrants with an exercise price of $6.00 per share as part of the Series A Preferred Stock subscriptions (the “$6.00 Warrants”) (of which 321,026 of the $6.00 Warrants were issued to a related party). In September 2024, the 510,315 $6.00 Warrants (including 321,026 $6.00 Warrants from a related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $6.00 Warrants exchanged for Series A Preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $6.00 Warrant using a Black-Scholes Valuation model with a then estimated IPO stock price of $5.00 per share and exercise price of $6.00 per share. The Company allocated the net proceeds between the warrants and the Series A Preferred Stock using the relative fair value method.
In connection with the $4,948,478 of Series A Preferred Stock, the Company also issued 197,013 warrants to purchase common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering (of which 60,563 of the $5.00 Warrants were issued to a related party). Upon the November 25, 2024 initial public offering at $4.00 per share, the 197,013 warrants at $5.00 per share were recalculated and reissued as 246,267 warrants at $4.00 per share (and the 60,563 related party warrants at $5.00 per share were recalculated and reissued as 75,705 warrants at $4.00 per share).
The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series A Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of December 31, 2024 (with 494,840 shares outstanding and a stated value of $5,938,080) was $6,943,830.
Preferred stock — Series B — Subsequent to December 31, 2024, by written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company's second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock, par value $0.0001 per share have a Subscription Price of $10 per share and a stated value of $12 per share (the “Series B Stated Value”). The

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
Dividends on the Series B Preferred Stock may be paid by the Company in cash, by delivery of shares of common stock or through a combination of cash and shares of common stock. If paid in common stock, the holder shall receive a number of shares of common stock equal to the quotient of 110% of the accrued dividends to be paid in common stock divided by the Conversion Price (as defined below). The Company may make payments of dividends in common stock only if the average closing price of the common stock over the five trading days preceding the dividend payment date is at or above the Conversion Price. Holders of the Series B Preferred Stock have no voting rights except as required by law.
Each share of Series B Preferred Stock may be converted at any time at the election of the holder into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Series B Stated Value plus (ii) the amount of all accrued dividends, by (b) the then applicable Conversion Price (equal to the VWAP of the common stock on the trading day immediately preceding the original issuance date or such shares of Series B Preferred Stock). Each share of Series B Preferred Stock will automatically be converted on the 36 month anniversary of the original issuance date into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Series B Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.
Any time on or after the 90 day anniversary or the original issue date of such shares of Series B Preferred Stock, the Company shall have the right to redeem some or all of the outstanding shares of Series B Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series B Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount plus all accrued and unpaid dividends on such shares of Series B Preferred Stock.
Subsequent to December 31, 2024, as of April 28, 2025, the Company had received subscriptions for $2,551,810 (255,181 shares) of Series B Preferred Stock (of which $250,000 was from a related party), including: $392,000 from the exchange of 700,000 prepaid warrants at a VWAP of $0.56 per prepaid warrant; and $1,150,000 from the ELOC Investor, of which $1,000,000 was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement. (See Note 17.)
The Series B Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series B Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series B Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series B Preferred Stock liquidation preference as of April 28, 2025 (with 255,181 shares outstanding and a stated value of $3,062,172) was $3,433,497.
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the HDHC Board and the HDHC sole stockholder approved HDHC’s 2019 Equity Incentive Plan (the “2019 Plan”). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock. As of December 31, 2024, the Company had made no grants under the 2024 Plan.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until November 2034).
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

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding ISOs and related activity for the years ended December 31, 2024 and 2023:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,137	$157.89	2.82	$0.00
Forfeited	(1,959)	$157.89
Outstanding at December 31, 2023	6,178	$157.89	1.86	$0.00
Exercisable at December 31, 2023	6,178	$157.89	1.86	$0.00
Forfeited	(167)	$157.89
Outstanding at December 31, 2024	6,011	$157.89	0.86	$0.00
Exercisable at December 31, 2024	6,011	$157.89	0.86	$0.00
Remaining unvested at December 31, 2024	—	$157.89
ISOs require a recipient to remain in service to the Company, ISOs generally vest ratably over periods ranging from one to four years from the vesting start date of the grant and vesting of ISOs ceases upon termination of service to the Company. Vested ISOs are exercisable for three months after the date of termination of service. The terms and conditions of any ISO shall comply in all respects with Section 422 of the Code, or any successor provision, and any applicable regulations thereunder. The exercise price of each ISO is the fair market value of the Company’s stock on the applicable date of grant. The Company used the mean volatility estimate from Varga’s 409A valuation based on the median 5-year volumes of select peer companies. Fair value is estimated based on a combination of shares being sold at $157.89 up through February of 2019 and the most recent 409A completed when these ISOs were issued in April of 2018 valuing the Company’s stock at $157.89 per share. No ISOs may be granted more than ten (10) years after the earlier of the approval by the Board, or the stockholders, of the 2019 Plan.
There were no grants in the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 1.86 years.
The following table presents stock-based compensation expense included in the consolidated statements of operations related to ISOs issued under the 2019 Plan:

	For the Twelve Months Ended December 31,
	2024	2023
Cost of Sales	$—	$—
Sales and Marketing	—	—
General and Administrative	—	18,595
Total Share-based Compensation	$—	$18,595
Restricted stock units — The RSU awards granted in 2019 under the 2019 Plan were granted at the fair market value of the Company’s stock on the applicable date of grant. RSU awards generally vest ratably over periods ranging from one to four years from the grant’s start date. Upon termination of service to the Company, vesting of RSU awards ceases, and most RSU grants are forfeited by the participant, unless the award agreement indicates otherwise. The majority of RSU awards are “double trigger” and both the service-based component, and the liquidity-event component (including applicable lock-up periods) must be satisfied prior to an award being settled. Upon settlement, the RSU awards are paid in shares of common stock. The Company recognizes the compensation expense for the restricted stock units based on the fair value of the shares at the grant date amortized over the stated period for only those shares that are not subject to the double trigger.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following table summarizes the RSU activity for the years ended December 31, 2024 and 2023:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Unvested and Outstanding at December 31, 2022	105,727	$157.89
Granted	14,015	$157.89
Forfeited/Canceled/Expired	(2,798)	$157.89
Unvested and Outstanding at December 31, 2023	116,944	$157.89
Granted	234,525	$4.00
Forfeited/Canceled/Expired	(105,880)	$157.89
Vested and Outstanding at December 31, 2024	245,589	$10.93
During the year ended December 31, 2024, the Company recognized $4,892,110 stock-based compensation expense (including $312,500 accrued but not yet awarded) in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. During the year ended December 31, 2024, 520 restricted stock units (“RSUs”) were forfeited. In May 2024, 105,360 RSUs were voluntarily terminated, and 2,500 were issued, leaving 11,064 issued RSUs to settle at a grant value of $157.89 per unit. In May 2024, the Board of Directors approved awarding 234,525 RSUs to employees, directors and consultants with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which is 180 days from the November 25, 2024 closing of the Company’s initial public offering). For the period ended December 31, 2024, upon the consummation of the initial public offering on November 25, 2024, the Company recorded an expense of $2,684,995 at the fair grant values per RSU for the total 245,589 then vested awards.
Equity-Based (Non-Cash) Compensation — The Company recorded equity-based (non-cash) compensation for employees (personnel) and consultants for the years ended December 31, 2024 and 2023 as follows:

	Years Ended December 31,
	2024	2023
Production / Cost of Sales	$178,140	$—
Sales and Marketing	729,592	—
General and Administrative	2,414,097	6,028
Subtotal Employee Compensation	3,321,829	6,028
Professional Fees (General and Administrative)	1,570,281	12,566
Total Non-Cash Share-Based Compensation	$4,892,110	$18,594
Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance with Monte Carlo simulations to determine the probability of warrants being exercisable.
Contingent Legacy Shareholder Warrants — On October 30, 2024 the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $4.00 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: if the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and if the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
•Tranche 1 - for up to 762,488 shares of common stock (of which up to 128,358 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 200% of the $4.00 per share initial public offering price (or $8 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “$8 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 1,524,976 shares of common stock (of which up to 256,716 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $4.00 per share initial public offering price (or $12 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “$12 Contingent Legacy Shareholder Warrants”); and,
•Tranche 3 - for up to 1,906,220 shares of common stock (of which up to 320,895 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $4.00 per share initial public offering price (or $20 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “$20 Contingent Legacy Shareholder Warrants”).
The Company recorded a value of $8,828 for the Contingent Legacy Shareholder Warrants as of the October 30, 2024 grant date based on a Black Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the Contingent Legacy Shareholder Warrants were as follows:

	For the Years Ended December 31,
	2024	2023
Weighted Average Expected Volatility	70%	—
Expected Dividends	—%	—
Weighted Average Expected Term (in years)	5	—
Risk-Free Interest Rate	4.22%	—
Probability Scenarios of meeting contingencies
Shareholder holds shares owned on May 31, 2023 through warrant exercise date	95% to 75%
Common stock attains a specified 10-Trading-Day VWAP price before expiring	0.025% to 2.25%
As of December 31, 2024 there were outstanding and exercisable: 725,608 $8 Contingent Legacy Shareholder Warrants; 1,451,216 $12 Contingent Legacy Shareholder Warrants; and 1,814,020 $20 Contingent Legacy Shareholder Warrants, (of which 115,456;230,912;and 288,640, respectively were to a related party) with weighted-average remaining contractual terms of 1.89 years, 3.39 years, and 4.9 years, respectively.
Other equity classified warrants — In addition to the Contingent Legacy Shareholder Warrants discussed above, during the year ended December 31, 2024, the Company issued a total of 413,971 equity classified warrants, including: 83,333 warrants at $6.00 per share in conjunction with July 2024 accounts receivable factoring agreement; 84,377 Underwriter Warrants in conjunction with the Company’s initial public offering; and, 197,013 warrants to purchase common stock, (of which, 60,563 were to a related party) in connection with the issuance of Series A Preferred Stock. Upon the November 25, 2024 initial public offering at $4.00 per share, the 197,013 warrants at $5.00 per share were recalculated and reissued as 246,267 warrants at $4.00 per share (and the 60,563 related party warrants at $5.00 per share were recalculated and reissued as 75,705 warrants at $4.00 per share.). For the year ended December 31, 2023 the

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Company issued zero warrants. During the years ended December 31, 2024 and 2023, the assumptions used in the Black-Scholes option pricing model were as follows:

	For the Years Ended December 31,
	2024	2023
Weighted Average Expected Volatility	70%	—
Expected Dividends	—%	—
Weighted Average Expected Term (in years)	5	—
Risk-Free Interest Rate	4.22%	—
As of December 31, 2023, 35,720 fixed warrants were exchanged for previously issued variable warrants. As of December 31, 2024 and 2023, in addition to the Contingent Legacy Shareholder Warrants discussed above, there were outstanding and exercisable warrants to purchase 796,176 and 116,928, respectively, shares of common stock, As of December 31, 2024, the weighted-average remaining contractual term was 1.85 years for the outstanding and exercisable warrants.
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 84,377 shares at $4.00 per share (the “Underwriter Warrants”). The number of Underwriter Warrants may increase by up to 15% (to warrants for 97,034 shares at $4.00 per share) if the Underwriter elects to utilize the overallotment rights of the Offering. As of April 28, 2025, the underwriter has not exercised any Underwriter Warrants.
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2024, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which is included in accrued liabilities as of December 31, 2024. Accordingly, as of December 31, 2024 the Company has also committed to issue approximately $1,894,615 in equity compensation (in the form of RSUs or stock options) related to the deferred compensation.
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS
Business Combinations — On February 21, 2024, the Company purchased all the outstanding stock of Thinking Tree Spirits, Inc. (“TTS”), which was accounted for as a business combination, requiring assets and liabilities assumed to be measured and recorded at their acquisition date fair values as of the acquisition date. The resolution of the contingent earn out payments will be reviewed at each subsequent reporting period, and any increases or decreases in fair value will be recorded in the income statement as an operating gain or loss.
Under the terms of the stock sale, the Company paid the shareholders of TTS $670,686 ($720,686, net of $50,000 held back for post-closing accounting true-ups) using shares of common stock of the Company. The $670,686 was paid using common stock of the Company at a negotiated price of $13.16 per share (or 50,958 shares), subject to a true-up provision (to the price per share of the Company’s anticipated IPO, if lower — which, as of September 30, 2024, was $5.00 per share or 134,137 shares) that expired on August 31, 2024, but which was subsequently extended by the Parties to after the conclusion of the dissenters rights process under Oregon law (See below).
In September 2024, the Company extended the true-up provision under the terms of the TTS stock sale from August 31, 2024 to the date of settlement of the Thinking Tree Spirits Dissenters Rights Process, resulting in the delay in reclassifying the TTS purchase price liability to equity (under ASC-480). Upon the November 25, 2024 initial public offering at $4.00 per share, the true-up provision related to the $670,686 at $4.00 per share equaled 167,671 shares, an increase of 116,713 shares over the original 50,958 shares, but subject to any reductions for payments made to dissenters. (See below).

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount. In September 2024, under the terms of the TTS stock sale, the true-up provision for the $670,686 purchase price payment in the form of common stock was extended through the settlement of the Thinking Tree Spirits Dissenters Rights Process (See below). Once the final determination is made on the amount owed to dissenters, if any, that amount will be deducted from the true-up amount and the resulting number of shares of common stock will be issued at the price per share of the common stock in the Company’s initial public offering (which occurred on November 25, 2024, at $4.00 per share), at which time, the conversion price became fixed and the purchase price no longer qualified to be classified as a liability in accordance with ASC 480, and was reclassified to equity. The estimated fair value of the $127,076 in estimated future contingent values (discussed also below) is recorded as a (long term) liability until such time as their obligation for potential payment becomes established as something more than zero and the payment number of shares is established, at which time, such future contingent payments will likewise be reclassified from liabilities to equity in accordance with ASC 480.
Allocation of the purchase price based on the estimated fair values of the acquired assets and liabilities assumed are as follows:

Amounts
Assets:
Inventory	$143,423
Other Current Assets/(Liabilities), net	(3,068)
Property and Equipment	127,600
Intangible Asset – Thinking Tree Trade Name	250,000
Intangible Asset – Thinking Tree Customer Relationships	190,000
Goodwill	589,870
Total Assets	$1,297,825
Liabilities:
Accounts Payable and Other Current Liabilities	$42,739
SBA Loan	389,875
Other Non-Current Liabilities	17,449
Total Liabilities	450,063
Total Purchase Consideration	$847,762
In conjunction with the acquisition, for the quarter ended March 31, 2024, the Company recorded estimated fair values of $847,762 for payments in the form of Company common stock (including: $670,686 in common stock of the Company; $50,000 of post-closing accounting true-ups; and $127,076 in estimated future contingent payments). The acquisition was recorded at estimated fair values, based on the payments made, and a fair value probability applied to the contingent earn out payments. The fair value of the acquisition will be re-measured for each subsequent reporting period until resolution of the contingent earn out payments, and any increases or decreases in fair value will be recorded in the income statement as an operating loss or gain. The recorded fair value of the acquisition was reviewed as of December 31, 2024, with no change in fair value deemed necessary.
Under the terms of the TTS acquisition, TTS shareholders will be eligible to receive contingent earn out payments from the Company through February 21, 2027 of:

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)

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

●
$395,000 if TTS is successful in securing an agreement for a new tasting room location, to be branded TTS and Heritage Distilling, or as a Company approved sub-brand or collective brand, within a certain confidential retail location in Portland OR within 3 years, TTS shareholders will receive an additional $395,000, payable at HDHC’s election either in cash or in shares of common stock (based on closing price 30 days post opening of such location).

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
As described in more detail above, Intangible Assets and Goodwill related to the TTS acquisition are composed of the following as of December 31, 2024:

	Life	Cost	Accumulated Amortization	Accumulated Impairment Charge	Net
Intangible Assets:
Thinking Tree Trade Name	6 years	$250,000	$14,671	$—	$235,329
Thinking Tree Customer Relationships	10 years	190,000	4,178	—	185,822
Goodwill – Thinking Tree Acquisition	N/A	589,870	N/A	—	589,870
Total		$1,029,870	$18,849	$—	$1,011,021
There were no intangible assets or goodwill as of December 31, 2023.
Thinking Tree Spirits Dissenters’ Rights Process -- In July 2024 three Thinking Tree Spirits shareholders served their notice to exercise dissenters’ rights under Oregon law. Dissenters’ rights statutes allow a party opposed to certain transactions to demand payment in cash for the value of their interests held rather than receive shares in the resulting entity. Parties can either agree upon a negotiated value or a dissenter who does not believe they are being fairly compensated for the value of their interests may seek a judicially determined value. In the case of a private entity, or a transaction involving private companies with no public clearing price for their stock, certain methods, models and assumptions are used to attempt to estimate or derive a fair market value. The statutory deadline has passed for any other Thinking Tree Spirits shareholders to claim dissenter’s rights.
The amount being sought by the dissenters would consume most, if not all, of the amount in stock paid in the transaction, and management believes the amount of compensation they are seeking is too high.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
Because this process creates uncertainty related to how many net shares of common stock are owed to the remaining Thinking Tree Spirits shareholders, management has made the decision to place any shares of stock that were to go to Thinking Tree Spirits shareholders in escrow until the matter is resolved. Likewise, any make-up shares that we assumed were to be issued at the close of the Company’s initial public offering will also be held in escrow until the same final value determination is made. This is to ensure that the Company is not double paying for the company in both shares and cash.
To the extent any amount of cash is due to the three dissenters from the Company, said amount will be deducted from the total amount of consideration that had been agreed upon for the Thinking Tree Spirits acquisition, and the remaining amount due to the remaining Thinking Tree Spirits shareholders, if any, will be then paid in shares of common stock at the agreed upon transaction price per share in the original transaction. Any unused shares of common stock will be returned to the treasury and will not be considered outstanding. So long as these shares are held in escrow they will not be eligible for trading or voting.
Subsequent to November 25, 2024 the Company settled with two of the three TTS dissenters and sent the remaining dissenter the statutorily required payment offer and documentation to attempt to wind down the dissenters process. The statutorily required thirty (30) day review period for those offers passed on January 6, 2025 with an objection from the remaining dissenter. On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits and the lone remaining dissenter, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is solely without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that further effected the valuation of the acquisition and adversely affected the Company’s investment in Thinking Tree Spirits.As a result of netting out the amount paid to such dissenters from the makeup provisions of the acquisition agreement with the remaining TTS shareholders, the Company believes it will issue the remaining TTS shareholders up to a maximum of an additional 83,407 shares of unregistered common stock which will be subject to lockup agreements that do not allow such shares to be sold until after the one hundred and eighty (180) day anniversary of the date of their grant. The granting of such shares shall occur after the Company has been advised by outside counsel that the final dissenter matter is concluded.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 11 — INCOME TAXES
The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows:

	December 31,
	2024	2023
Deferred Tax Assets
Reserves	$88,630	$74,283
Deferred Wages	88,795	93,745
Lease Liability	894,703	1,005,696
Net Operating Loss Carryforwards	14,036,687	11,250,985
Credit Carryforwards	191,979	164,796
Fixed Asset Basis	996,625	1,016,323
Restricted Stock Units	1,110,471	—
Other Carryforwards	124,945	55,584
Total Deferred Tax Assets	17,532,835	13,661,412
Less: Valuation Allowance	(13,444,812)	(10,309,361)
Deferred Tax Liabilities
Investment in Flavored Bourbon LLC	(3,242,634)	(2,511,373)
Right-of-Use Assets	(749,791)	(840,677)
Intangible Assets	(95,598)	—
Total Deferred Tax Liabilities	(4,088,023)	(3,352,050)
Net Deferred Tax Assets	$—	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The change in the valuation allowance for the period ended December 31, 2024 was an increase of $3,135,451 and change in the valuation allowance for the period ended December 31, 2023 was an increase of $2,879,551.
At December 31, 2024 and 2023, the Company has federal net operating loss carryforwards of $61,234,307 and $49,287,572, respectively, which have an indefinite carryforward period. Under Sections 382 and 383 of the Code, substantial changes in the Company’s ownership may limit the amount of net operating loss and research that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal net operating loss carryforwards, credit carryovers, tax credits, and other deferred tax assets may be limited or lost if the cumulative changes in ownership exceeds 50% within any three-year period. The Company has not completed a formal Section 382/383 analysis under the Code regarding the limitation of net operating loss and tax credit carryforwards. If a change in ownership were to have occurred, the annual limitation may result in a reduction of available tax attributes in a given tax year.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforward, the U.S. federal statute of limitations remains open for 2019 and onward. The Company has no ongoing or recently closed income tax examinations. The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position is sustainable, based on its technical merits. Interest and penalties related to uncertain tax positions are classified as income tax expense.
For the years ended December 31, 2024 and 2023, the Company’s income tax provision consisted of current state taxes of $9,150 and $472, respectively. and federal and other $0 for both years.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 11 — INCOME TAXES (cont.)
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2024	2023
Effective Tax Rate Reconciliation
Statutory Rate	21.00%	21.00%
State Taxes	(32.56%)	0.72%
Change in Fair Value of Warrants and Convertible Notes	(430.87%)	(13.13%)
Change in Valuation Allowance	453.62%	(7.83)%
Prior Year State Tax True-ups	(10.52%)	0.00%
Officers Life Insurance	1.65%	0.00%
Permanent Items - Other	3.85%	(0.13%)
Tax Credits	(3.78%)	0.00%
True-ups/Other	(1.12)%	(0.64)%
Total	1.27%	0.00%
The expense from and provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to earnings before taxes, primarily because of the change in fair value of warrant and convertible notes, change in valuation allowance, incentive stock options / restricted stock units, other nondeductible items, state taxes, fair value adjustments, federal tax credits, and true-up adjustments.
NOTE 12 — LEASES
The Company has operating leases for corporate offices, warehouses, distilleries, tasting rooms and certain equipment which have been accounted for using ASC Topic 842. The Company’s operating lease terms include periods under options to extend or terminate the operating lease when it is reasonably certain that the Company will exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally uses the base, non-cancelable lease term when determining the operating lease ROU assets and lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the years ended December 31, 2024, and 2023, respectively:

	Years Ended December 31,
	2024	2023
Lease Cost:
Amortization of Right-of-Use Assets	$508,156	$492,806
Interest on Lease Liabilities	896,673	1,000,997
Operating lease cost	76,353	2,042
Total lease cost(1)	$1,481,182	$1,495,845
____________
(1)Included in “Cost of sales”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 12 — LEASES (cont.)
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
Weighted-average remaining lease term – operating leases (in years)	5.3	6
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $3,303,158 and $3,941,560, respectively, as of December 31, 2024. The ROU assets and liabilities for operating leases were $3,658,493 and $4,376,630, respectively, as of December 31, 2023. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.
Maturities of lease liabilities for the years through 2029 and thereafter are as follows:

Amounts
Years Ending
2025	$1,273,874
2026	1,257,726
2027	1,240,392
2028	1,225,327
2029	1,203,001
thereafter	684,779
Total lease payments	$6,885,099
Less: Interest	(2,943,539)
Total Lease Liabilities	$3,941,560
NOTE 13 — COMMITMENTS AND CONTINGENCIES
As an inducement to obtain financing in 2022 and 2023 through convertible notes, the Company agreed to pay a portion of certain future revenues the Company may receive from the sale of FBLLC or the Flavored Bourbon brand to the investors in such financings in the amount of 150% of their subscription amount for an aggregate of approximately $24,495,000. See Note 5 — Payment Upon Sale of Flavored Bourbon, LLC.
The Company maintains operating leases for various facilities. See Note 12, Leases, for further information.
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
Litigation — CFGI — On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against the Company in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to the Company. CFGI contends that it fully performed its obligations under such agreement, but that the parties amended the agreement on or

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 13 — COMMITMENTS AND CONTINGENCIES (cont.)
about May 22, 2023 when the Company fell behind in its payments. CFGI alleges further that, while the Company made some payments under the amended agreement, CFGI is currently owed approximately $730,000, plus interest.
The Company’s response to the complaint was due on or before April 21, 2025 but has been extended by two weeks as the Company is in active negotiations with CFGI over a payment plan. As of December 31, 2024 the Company had accrued the entire amount payable to CFGI and the Company is in negotiations with CFGI on alternate payment terms that will allow the Company to pay the amounts due to CFGI over time. (See also Note 17.)
Litigation — Thinking Tree Dissenter — On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is solely without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that further effected the valuation of the acquisition and adversely affected the Company’s investment in Thinking Tree Spirits. (See also Note 17).
As of December 31, 2024 and 2023, the Company has not been subject to any other pending litigation claims.
Notice from Nasdaq — On April 14, 2025, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), which indicated that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock was below $1.00 per share for the prior thirty (30) consecutive business days.
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period, or until October 13, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of Common Stock will continue to be listed and traded on the Nasdaq Capital Market. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.
If the Company is not in compliance by October 13, 2025, the Company may be afforded a second 180-calendar day compliance period. To qualify for this additional time, the Company will be required to meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of its intent to regain compliance with such requirement during such second compliance period.
If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, or if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.
The Company intends to continuously monitor the closing bid price for its Common Stock and is in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant the Company any extension of time to regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. (See also Note 17.)
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 15).

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 14 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the years ended of December 31, 2024 and 2023.
NOTE 15 — RELATED-PARTY TRANSACTIONS
Management Agreement
On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc., to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of HDHC. For each of the years ended December 31, 2024 and 2023, the Company expensed a management fee of $180,000 and $180,000, respectively, to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and depreciation expense, as defined in the management agreement.
Other Related Party Transactions —
Beginning in 2022 we began a series of financings with a party that is considered a related party for the years ended December 31, 2024 and 2023 by virtue of the number of common stock shares and pre-paid warrants to purchase common stock held by the party. As of December 31, 2024 the related party owned less than 4.99% of the outstanding common stock of the Company, but enough, when combined with their prepaid warrants, would exceed the 4.99% reporting threshold if all such prepaid warrants were to be exercised into common stock. The prepaid warrants contain a 4.99% blocker prohibiting the exercise of such warrants if it would put the party’s ownership over the 4.99% reporting threshold. The related party is not required to report the number of prepaid warrants held. Below are details of the transactions with the related party, including those related to notes payable, equity transactions and other activities.
2022 and 2023 Convertible Notes
During 2022, the Company issued multiple unsecured convertible promissory notes under the terms of the 2022 Convertible Notes to a related party who is a current shareholder of the Company. As of both November 25, 2024 (the date of the Company’s initial public offering) and December 31, 2023, the aggregate principal sum of the related party’s 2022 Convertible Notes was $6,311,250 with an aggregate cash proceed of $4,675,000 (See Note 5). Concurrent with the execution of the 2022 Convertible Notes, the Company issued warrants to the related party in an amount equal to 50% of the cash proceeds from the 2022 Convertible Notes (see Note 7). The Company initially allocated the $4,675,000 aggregate cash proceeds from the related party to the 2022 Convertible Notes and the associated warrants on their respective issuance dates in the aggregate amounts of $4,422,379 and $252,621, respectively.
During 2023, the Company issued multiple additional unsecured convertible promissory notes under the terms of the 2022 Convertible Notes (the "2022 Convertible Notes") to the same related party for a principal sum of $3,982,500 with cash proceeds of $2,950,000 (See Note 5).
As of November 25, 2024, the fair value of the related party’s 2022 and 2023 Convertible Notes was $6,870,236, and was reclassified from a liability to equity upon the effectiveness of the Company’s November 25, 2024 initial public offering, as further discussed below. As of December 31, 2023, the fair value of the related party’s 2022 and 2023 Convertible Notes and warrant liabilities was $17,220,203 and $340,918, respectively.
In October 2023, the related party agreed to exchange its then held 2022 and 2023 Convertible Notes for 1,717,559 shares of common stock. (See Note 5 — Exchange of 2022 and 2023 Convertible Notes.)

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
2023 Series — Convertible Whiskey Special Ops 2023 Notes
As of November 25, 2024, the fair value of the related party Whiskey Special Ops 2023 Notes and warrant liabilities was $4,815,132, and was reclassified from a liability to equity upon the effectiveness of the Company’s November 25, 2024 initial public offering, as further discussed below. As of December 31, 2023, $800,000 in principal of the Whiskey Special Ops 2023 Notes were held by the related party, plus 106,667 warrants to purchase common stock, calculated using a then estimated IPO price of $5.00 per share. On February 29, 2024, the related party agreed to exchange its then held Whiskey Notes and related warrants for 1,203,783 shares of common stock under the terms of the most recent round of 2023 Convertible Notes and the aforementioned warrants were terminated. (See Note 5.)
On February 29, 2024, the related party agreed to exchange its then held Whiskey Special Ops 2023 Notes and related warrants for 1,203,783 shares of common stock under the terms of the most recent round of 2023 Convertible Notes and the aforementioned warrants were terminated. (See Note 5 — Exchange of Convertible Whiskey Special Ops 2023 Notes.)
Reclassification of Related Party Convertible Notes to Equity
Upon the effectiveness of the Company's initial public offering (on November 25, 2024, the aggregate fair value of the Company’s 2022 and 2023 Convertible Notes and related warrant liabilities, as well as the Whiskey Special Ops 2023 Notes and related warrant liabilities (including that portion held by the related party) were reclassified from a liability to equity based upon the $4.00 price per share of common stock in the Company’s November 25, 2024 initial public offering, See also Note 5.
2023 Barrel Production Contract
During 2023, the Company entered into a distilled spirits barreling production agreement with the related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500 and subsequently exchanged (contingent upon the consummation of this offering, which occurred on November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock. (See Note 5.)
Factoring Agreement(s)
In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with the related party, with fees of 10% (or $10,000) and $1,000 for every 2 weeks payment remains overdue. Payment under the factoring agreement is due the earlier of: within 3 days of receipt of payment under the factored accounts receivable; the achievement of certain fundraising milestones; or June 15, 2024. As of June 30, 2024 the factoring agreement remained unpaid. In July 2024, the investor agreed to exchange his interest in the factoring agreement of $113,285 into a subscription for the purchase of 11,328 shares of Series A Preferred Stock and 5,000 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per shares at which the Company’s common stock is sold in the Company’s initial public offering (the “$5.00 Warrants”), and 29,705 warrants at $6.00 per share (the “$6.00 Warrants”) and related warrants. Upon the November 25, 2024 initial public offering at $4.00 per share, the 5,000 warrants at $5.00 per share were recalculated and reissued as 6,250 warrants at $4.00 per share.
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 2024 accounts receivable factoring arrangement with fees of 10% (or $29,966) and $1,000 (separately, to each of the two investors) for every 2 weeks payment remains overdue. Additionally, the two investors received five year warrants to purchase an aggregate of 66,549 shares of common stock at $6.00 per share (or cashlessly following a standard cashless exercise formula). Of the total July 2024 accounts receivable factoring agreement, $166,667 and 44,333 of the warrants are with the related party. Payment under the factoring is due the earlier of: within 3 days of receipt of payment under the factored receivable; the achievement of certain fundraising milestones; or August 15, 2024. Effective July 31, 2024, the investors agreed to exchange their interests in the factoring agreement of $329,633, including accrued fees and related warrants, for an aggregate of 32,963 shares of Series A Preferred Stock, 14,983 warrants to purchase shares of

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
common stock at the lesser of $5.00 per share or the price per share at which the Company’s common stock is sold in the Company’s initial public offering (the “$5.00 Warrants”), and 86,864 warrants at $6.00 per share (the “$6.00 Warrants”). (Including $166,667 received from the related party, which was exchanged for 18,333 shares of Series A Preferred Stock, 8,333 related $5.00 Warrants, and 48,073 related $6.00 Warrants.) Upon the November 25, 2024 initial public offering at $4.00 per share, the 14,983 warrants at $5.00 per share were recalculated and reissued as 18,728 warrants at $4.00 per share, and the 8,333 related party warrants at $5.00 per share were recalculated and reissued as 10,416 warrants at $4.00 per share.
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
On November 22, 2024 (prior to the Company’s initial public offering on November 25, 2024), the related party exchanged 250,000 shares of common stock for 250,000 prepaid warrants to purchase common stock.
Subsequent to December 31, 2024, through April 28, 2025, the related party exercised 1,117,559 prepaid warrants (with an exercise price of $0.001 each) cashlessly for 1,115,909 shares of common stock, leaving 1,203,783 prepaid warrants outstanding.
Related Party Contingent Legacy Shareholder Warrants (See also Note 9) — On October 30, 2024 the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $4.00 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
•Tranche 1 - for up to 762,488 shares of common stock (of which up to 128,358 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 200% of the $4.00 per share initial public offering price (or $8 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “$8 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 1,524,976 shares of common stock (of which up to 256,716 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $4.00 per share initial public offering price (or $12 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “$12 Contingent Legacy Shareholder Warrants”); and,

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
•Tranche 3 - for up to 1,906,220 shares of common stock (of which up to 320,895 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $4.00 per share initial public offering price (or $20 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “$20 Contingent Legacy Shareholder Warrants”).
As of December 31, 2024 there were outstanding and exercisable: 725,608 $8 Contingent Legacy Shareholder Warrants; 1,451,216 $12 Contingent Legacy Shareholder Warrants; and 1,814,020 $20 Contingent Legacy Shareholder Warrants, (of which 115,456; 230,912; and 288,640, respectively were to a related party).
NOTE 16 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE
The Company computes basic net income / (loss) per share by dividing net income / (loss) for the period by the weighted-average number of common shares outstanding during the period. The Company computes diluted net income / (loss) per share by dividing net income / (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards and exercisable common stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-converted method. The following table sets forth the computation of basic and diluted net income / (loss) per share:

	For the Years Ended December 31,
	2024	2023
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$710,458	$(36,798,419)
Preferred stock dividend	$(492,366)	$—
Deemed Dividend due to warrant exchange	$(155,279)	$—
Net Income / (Loss) for the period – basic	$62,813	$(36,798,419)
Denominator:
Weighted average number of shares of common stock - basic	1,281,339	381,543

Net Income / (Loss) per share of common stock - basic	$0.05	$(96.45)

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$62,813	$(36,798,419)
Change in fair value of dilutive convertible notes	(14,028,067)	—
Net Income / (Loss) for the period - diluted	$(13,965,254)	$(36,798,419)
Denominator:
Weighted average number of shares of common stock - basic	1,281,339	381,543
Conversion of convertible notes into common stock	2,609,360	—
Common warrants	3,187,060	—
Weighted average number of shares of common stock - diluted	7,077,759	381,543

Net Income / (Loss) per share of common stock - diluted	$(1.97)	$(96.45)

Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. For the year ended December 31, 2024, the calculation of diluted earnings per share includes the dilutive effect of shares issued for the conversion of the convertible notes and related warrants and subtracts the related gains from changes in their respective fair values from net income. The following number of shares of common stock from the potential

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 16 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)
exercise or conversion of outstanding potentially dilutive securities were excluded from the computation of diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2024	2023
ISOs	6,011	6,178
Equity-classified Warrants	1,237,928	116,928
Liability-classified Warrants	—	2,020,139
Legacy Warrants	3,439,953	—
Representative Warrants	84,377	—
Convertible Notes	—	431,276
Preferred Stock (A series)	1,414,736	—
RSU Awards	245,589	116,988
Total	6,428,594	2,691,509
NOTE 17 — SUBSEQUENT EVENTS
For its consolidated financial statements as of December 31, 2024 and for the period then ended, the Company evaluated subsequent events through the date on which those financial statements were issued. Other than the items noted below, there were no subsequent events identified for disclosure as of the date the financial statements were available to be issued.
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the the Company’s November 25, 2024 $6,875,000 initial public offering, at an exercise price equal to the offering price, or warrants for 84,377 shares at $4.00 per share (the “Underwriter Warrants”). The number of Underwriter Warrants may increase by up to 15% (to warrants for 97,034 shares at $4.00 per share) if the Underwriter elects to utilize the overallotment rights of the Offering. As of April 28, 2025, the underwriter had not elected to utilize the overallotment rights or exercise any Underwriter Warrants.
Litigation — CFGI — On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against the Company in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to the Company. CFGI contends that it fully performed its obligations under such agreement, but that the parties amended the agreement on or about May 22, 2023 when the Company fell behind in its payments. CFGI alleges further that, while the Company made some payments under the amended agreement, CFGI is currently owed approximately $730,000, plus interest.
The Company’s response to the complaint was due on or before April 21, 2025 but has been extended by two weeks as the Company is in active negotiations with CFGI over a payment plan. As of December 31, 2024 the Company had accrued the entire amount payable to CFGI and the Company is in negotiations with CFGI on payment terms that will allow the Company to pay the amounts due to CFGI over time. (See also Note 13.)
Litigation — Thinking Tree Dissenter — On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is solely without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that further effected the valuation of the acquisition and adversely affected the Company’s investment in Thinking Tree Spirits. (See also Note 13).
ELOC Agreement — On January 23, 2025, the Company entered into an agreement for an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with an investor (the “ELOC Investor”). Pursuant to the ELOC

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 17 — SUBSEQUENT EVENTS (cont.)
Purchase Agreement, upon the effectiveness of a related Registration Statement (the “ELOC Registration Statement”) (which was subsequently filed on January 24, 2025) the Company and the investor entered into an equity line of credit purchase agreement whereby the Company will have the right from time to time (at the Company’s option) to direct the Investor to purchase up to $15,000,000 of the Company’s common stock (subject to certain limitations and conditions. (the “ELOC Purchase Agreement”, or the “Facility”). The amount of sales of common stock to the investor under the ELOC Purchase Agreement (the “ELOC Shares”), and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s shares and determinations by the Company regarding the use of proceeds from any sale of such ELOC Shares. The net proceeds from any sales under the Facility will depend on the frequency with, and prices at, which the ELOC Shares are sold to the Investor.
Under the terms of the ELOC Purchase Agreement, within five (5) business days of the close of execution of the documents for this offering the Company will issue prepaid warrants exercisable into $75,000 worth of common stock priced at the VWAP per share for the trading day preceding the date such documents are executed (the “Commitment Warrants”). The Commitment Warrants shall have an exercise price of $0.001 per share and shall not be exercisable if such exercise into common stock, when combined with other common stock owned by Investor, would cause its ownership to exceed 4.99% of the Company’s overall outstanding common stock. Upon exercise of the Commitment Warrants the resulting shares shall be called “Commitment Shares”. The Investor agreed not to sell more of such Commitment Shares in any one trading day than is equal to seven percent (7%) of the total trading volume on the day such Commitment Shares are sold. Such warrants were issued to the Investor as consideration for its entry into the ELOC Purchase Agreement (the “Commitment Warrants”). In February 2025, the Company issued 67,162 Commitment Warrants to the ELOC Investor. In February 2025, the Investor exercised the Commitment Warrants for $67.
Pursuant to the ELOC Purchase Agreement, the Investor also agreed to purchase $1,000,000 of the Company’s Series B Preferred Stock, of which $500,000 will be purchased, and the Company will deliver such Series B Preferred Shares, within twenty four (24) hours after the ELOC Registration Statement is filed with the SEC. The second tranche of $500,000 will be purchased, and the Company will deliver such Series B Preferred shares, within three trading days following the date the ELOC Registration Statement is declared effective by the SEC. Each share of Series B Preferred Stock will have a purchase price of $10.00 per share and a stated value of $12.00 per share, will pay dividends at the rate of 15% per annum of the stated value (or $1.80 per share), and will be convertible by the holder at any time following the 90th day following the date of effectiveness of the ELOC Registration Statement. The conversion of Series B Preferred Stock into common stock shall be determined by dividing (a) an amount equal to 110% of the sum of (i) the stated value plus (ii) the amount of all accrued and unpaid dividends, by (b) the Conversion Price. The Conversion Price shall be the fixed price equaling the Volume Weighted Average Price on the trading day preceding the date the documents required for the offering are executed. The Series B Preferred Stock will be subject to redemption by the Company at the Company’s option at any time following the ninety (90) day anniversary such Series B Preferred Stock is acquired, but subject to any restrictions on such redemption in the Company’s credit facilities, at a redemption price equal to the stated value of the Series B Preferred Stock to be redeemed plus any accrued but unpaid dividends thereon. The shares of common stock that could result from any conversion of Series B Preferred Stock are not being registered in the ELOC Registration Statement. Additional shares of the Company’s Series B Preferred Stock may be sold after the date the ELOC Registration Statement becomes effective. As of January 24, 2025, the Conversion Price was fixed at $1.10 per share.
In accordance with the Company’s obligations under the ELOC Purchase Agreement and the Registration Rights Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Registration Rights Agreement”), the Company is filing the ELOC Registration Statement to register the resale by the Investor of (i) up to $15,000,000 of ELOC Shares (up to 5,000,000 shares of common stock) that the Company may elect, in the Company’s sole discretion, to issue and sell to the Investor, from time to time from and after the Commencement Date under the ELOC Purchase Agreement, and (ii) 67,162 Commitment Shares that would result from the exercise of the Commitment Warrants. Unless earlier terminated, the ELOC Purchase Agreement will remain in effect until the earlier of: (i) January 23, 2028, i.e., the expiry of the 36-month period commencing on the date of the ELOC Purchase Agreement, (ii) the date on which the Investor has purchased the Maximum Commitment Amount (the “Commitment Period”), or (iii) an earlier date mutually agreed upon by both the Company and the Investor in the future.

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 17 — SUBSEQUENT EVENTS (cont.)
Under the terms of the ELOC Purchase Agreement, the Investor may not purchase any ELOC Shares under the ELOC Purchase Agreement if such shares, when aggregated with all other shares then beneficially owned by the Investor and its affiliates would result in the Investor beneficially owning shares in excess of 4.99% of the number of the Company’s shares outstanding.
In conjunction with the ELOC Purchase Agreement, on January 23, 2025, the Company’s Board of Directors approved the terms of the ELOC Purchase Agreement and Registration Rights Agreement, the offering of up to 100,000 shares of Series B Preferred Stock, and the filing of the related ELOC Registration Statement for up to 5,000,000 shares of common stock and 67,162 shares of common stock issuable upon the exercise of the related Commitment Warrants. In February 2025, the Investor exercised the Commitment Warrants for $67.
Subsequent to December 31, 2024, through April 28, 2025 an aggregate of 330,014 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $232,427.
Preferred stock — Series B — Subsequent to December 31, 2024, by written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company's second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The shares of Series B Preferred Stock, par value $0.0001 per share have a Subscription Price of $10 per share and a stated value of $12 per share (the “Series B Stated Value”). The Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
Dividends on the Series B Preferred Stock may be paid by the Company in cash, by delivery of shares of common stock or through a combination of cash and shares of common stock. If paid in common stock, the holder shall receive a number of shares of common stock equal to the quotient of 110% of the accrued dividends to be paid in common stock divided by the Conversion Price (as defined below). The Company may make payments of dividends in common stock only if the average closing price of the common stock over the five trading days preceding the dividend payment date is at or above the Conversion Price. Holders of the Series B Preferred Stock have no voting rights except as required by law.
Each share of Series B Preferred Stock may be converted at any time at the election of the holder into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Series B Stated Value plus (ii) the amount of all accrued dividends, by (b) the then applicable Conversion Price (equal to the VWAP of the common stock on the trading day immediately preceding the original issuance date or such shares of Series B Preferred Stock). Each share of Series B Preferred Stock will automatically be converted on the 36 month anniversary of the original issuance date into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Series B Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.
Any time on or after the 90 day anniversary or the original issue date of such shares of Series B Preferred Stock, the Company shall have the right to redeem some or all of the outstanding shares of Series B Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series B Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount plus all accrued and unpaid dividends on such shares of Series B Preferred Stock.
Subsequent to December 31, 2024, as of April 28, 2025, the Company had received subscriptions for $2,551,810 (255,181 shares) of Series B Preferred Stock (of which $250,000 was from a related party), including: $392,000 (39,200 shares at a Conversion Price of $0.56 per share of common stock) from the exchange of 700,000 prepaid warrants at a VWAP of $0.56 per prepaid warrant; and $1,150,000 (115,000 shares) from the ELOC Investor, of which $1,000,000 (100,000 shares at a Conversion Price of $1.11 per share of common stock) was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement. The Series B Preferred Stock has Conversion Prices ranging from $0.4736 to $1.17 per share of common stock, and a weighted average Conversion Price of $0.741 per share of common stock. An additional 119,207 warrants were issued with the Series B Preferred Stock with a weighted average exercise price of $1.05 per warrant and an additional 327,868 warrants were issued with an exercise price of $.001 per share. (See Note 9.)

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 17 — SUBSEQUENT EVENTS (cont.)
The Series B Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series B Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series B Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series B Preferred Stock liquidation preference as of April 28, 2025 (with 255,181 shares outstanding and a stated value of $3,062,172, and with accrued dividends of $59,189) was $3,433,497.
Prepaid Warrants —Subsequent to December 31, 2024, through April 28, 2025: 1,252,559 Prepaid Warrants (with an exercise price of 0.001 each) were exercised cashlessly for 1,250,777 shares of common stock; and 700,000 prepaid warrants were exchanged for 39,200 shares of Series B Preferred Stock, leaving 1,919,433 prepaid warrants remaining outstanding. (Subsequent to December 31, 2024, through April 28, 2025, the related party exercised 1,117,559 prepaid warrants (with an exercise price of $0.001 each) cashlessly for 1,115,909 shares of common stock, leaving 1,203,783 prepaid warrants outstanding.)
Whiskey Note Shareholder Warrants -- On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 884,159 shares of common stock with an exercise price of $4.00 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO, as was disclosed as a pending item in the Company’s February 4, 2025 prospectus filed with the commission (the “Whiskey Note Shareholder Warrants”). The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a specified volume weighted average price of $8.00 per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring. The Company will record the fair value of the Whiskey Note Shareholder Warrants as of the April 1, 2025 grant date based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Notice from Nasdaq — On April 14, 2025, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), which indicated that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock was below $1.00 per share for the prior thirty (30) consecutive business days.
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period, or until October 13, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of Common Stock will continue to be listed and traded on the Nasdaq Capital Market. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.
If the Company is not in compliance by October 13, 2025, the Company may be afforded a second 180-calendar day compliance period. To qualify for this additional time, the Company will be required to meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of its intent to regain compliance with such requirement during such second compliance period.
If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, or if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.
The Company intends to continuously monitor the closing bid price for its Common Stock and is in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant the Company any extension of time to

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 17 — SUBSEQUENT EVENTS (cont.)
regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. (See also Note 13.)