Form 10-K/A
period 2024-12-31
Heritage Distilling Holding Company, Inc.
filed 2025-04-28
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
(Amendment No. 1)
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
Not Applicable

EXPLANATORY NOTE
Heritage Distilling Holding Company Inc. (the “Company") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a) of Part IV of the Original Filing to include Exhibit 97, the Company’s Clawback Policy, which was adopted by the Company’s board of directors on November 21, 2024 and was inadvertently omitted in the Original Filing.
This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(3) Exhibits
The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.2	November 26, 2024
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1	333-279382	3.8	October 3, 2024
3.4	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
4.1	Specimen common stock certificate	S-1	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1	333-279382	4.8	October 25, 2024
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024
4.10	Form of outstanding warrants that expires April 1, 2028	10-5	001-42411	4.10	April 28, 2025
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1	333-279382	10.5	August 28, 2024
10.7	Form of October 2023 Exchange Agreement	S-1	333-279382	10.6	October 3, 2024
10.8	Form of Amendment to October 2023 Exchange Agreement	S-1	333-279382	10.7	October 25, 2024
10.9	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1	333-279382	10.11	October 25, 2024
10.10	Form of April 2024 Exchange Agreement	S-1	333-279382	10.8	October 3, 2024
10.11	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.12	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025
19	Insider Trading Policy	10-K	001-42411	19	April 28, 2025
21.1	Subsidiaries of the Registrant	10-K	001-42411	21.1	April 28, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-42411	32	April 28, 2025
97	Heritage Distilling Holding Company, Inc. Clawback Policy adopted November 21, 2024†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan.
†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: April 28, 2025	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer
4