Form 10-Q
period 2025-03-31
Heritage Distilling Holding Company, Inc.
filed 2025-05-20
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-42411
_________________________
HERITAGE DISTILLING HOLDING COMPANY, INC
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-4558219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9668 Bujacich Road, Gig Harbor, Washington	98332
(Address of Principal Executive Offices)	(Zip Code)
(253) 509-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CASK	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of May 19, 2025, was 8,151,324.

Part I - Financial Information
Item 1. Financial Statements
HERITAGE DISTILLING HOLDING COMPANY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$99,542	$453,162
Accounts Receivable	199,279	638,890
Inventory	2,505,488	2,471,567
Other Current Assets	445,458	355,928
Total Current Assets	3,249,767	3,919,547

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	5,106,872	5,449,412
Operating Lease Right-of-Use Assets, net	3,389,361	3,303,158
Investment in Flavored Bourbon LLC	14,285,222	14,285,222
Intangible Assets (Note 8)	403,865	421,151
Goodwill (Note 8)	589,870	589,870
Other Long Term Assets	38,566	31,666
Total Long Term Assets	23,813,756	24,080,479
Total Assets	$27,063,523	$28,000,026

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$5,519,332	$4,979,353
Accrued Payroll	921,454	950,974
Accrued Tax Liability	1,478,668	1,535,628
Other Current Liabilities	1,152,267	1,253,052
Operating Lease Liabilities, Current	1,214,478	1,131,545
Notes Payable, Current	3,474,242	3,758,595
Accrued Interest	174,791	202,367
Total Current Liabilities	13,935,232	13,811,514

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	2,809,007	2,810,015
Notes Payable, net of Current Portion	9,485,939	9,482,339
Accrued Interest, net of Current Portion	1,035,245	977,316
Other Long Term Liabilities	127,076	127,075
Total Long-Term Liabilities	13,457,267	13,396,745
Total Liabilities	27,392,499	27,208,259

Commitments and Contingencies (Note 10)

Stockholders’ Equity / (Deficit)
Preferred Stock - par value $0.0001 per share, 5,000,000 shares authorized:
Series A Convertible, 500,000 shares designated; 494,840 shares issued and outstanding as of March 31, 2025 and December 31, 2024	49	49
Series B Convertible, 750,000 and 0 shares designated; 167,981 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17	—
Common Stock, par value $0.0001 per share; 70,000,000 shares authorized; 6,921,564 and 5,273,611 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	721	556
Additional Paid-In-Capital	76,837,302	74,925,180
Accumulated Deficit	(77,167,065)	(74,134,018)
Total Stockholders’ Equity / (Deficit)	(328,976)	791,767
Total Liabilities & Stockholders’ Equity / (Deficit)	$27,063,523	$28,000,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET SALES
Products	$838,055	$1,231,823
Services	253,928	474,336
Total Net Sales	1,091,983	1,706,159

COST OF SALES
Products	814,209	1,213,565
Services	5,889	84,057
Total Cost of Sales	820,098	1,297,622
Gross Profit	271,885	408,537

OPERATING EXPENSES
Sales and Marketing	1,315,386	1,189,854
General and Administrative	1,407,676	1,445,553
Total Operating Expenses	2,723,062	2,635,407
Operating Loss	(2,451,177)	(2,226,870)

OTHER INCOME / (EXPENSE)
Interest Expense	(523,214)	(601,006)
Gain on Investment	—	3,421,222
Change in Fair Value of Convertible Notes	—	(571,089)
Change in Fair Value of Warrant Liabilities	—	430,208
Other Income / (Expense)	(58,656)	374
Total Other Income / (Expense)	(581,870)	2,679,709
Income / (Loss) Before Income Taxes	(3,033,047)	452,839
Income Taxes
Net Income / (Loss)	$(3,033,047)	$452,839

Net Income / (Loss) Per Share, Basic	$(0.34)	$1.12

Weighted Average Common Shares Outstanding, Basic	9,662,201	403,329

Net Income / (Loss) Per Share, Diluted (See Note 13)	$(0.34)	$0.13

Weighted Average Common Shares Outstanding, Diluted	9,662,201	3,473,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)
(unaudited)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Accumulated Equity / (Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2024	5,273,611	$556	494,840	$49	—	$—	$74,925,180	$(74,134,018)	$791,767
Private Placement of Series B Preferred Stock (and warrants) (See Note 7)	—	—	—	—	167,981	17	1,679,793	—	1,679,810
Exercise of ELOC Commitment Warrant	67,162	7	—	—	—	—	60	—	67
ELOC Agreement Sales of Common Stock	330,014	33	—	—	—	—	232,394	—	232,427
Exercise of Prepaid Warrants to Purchase Common Stock	1,250,777	125	—	—	—	—	(125)	—	—
Shares Repurchased	—	—	—	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	—	—	(3,033,047)	(3,033,047)
Ending Balance March 31, 2025	6,921,564	$721	494,840	$49	167,981	$17	$76,837,302	$(77,167,065)	$(328,976)

	Common Stock		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value
Beginning Balance December 31, 2023	381,484	$67	$31,421,953	$(74,844,476)	$(43,422,456)
Acquisition of Thinking Tree Spirits	50,958	5	(5)	—	—
Net Income / (Loss)	—	—	—	452,839	452,839
Ending Balance March 31, 2024	432,442	$72	$31,421,948	$(74,391,637)	$(42,969,617)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net Income / (Loss)	$(3,033,047)	$452,839
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	296,528	320,465
Amortization of operating lease right-of-use assets	95,657	144,384
Loss on disposal of property and equipment	5,702	17,994
Gain on Investment	—	(3,421,222)
Change in Fair Value of Convertible Notes	—	571,089
Change in Fair Value of Warrant Liabilities	—	(430,208)
Non-cash Interest Expense	49,600	84,447

Changes in Operating Assets and Liabilities:
Accounts Receivable	439,611	296,870
Inventory	(33,921)	198,547
Other Current Assets	(89,530)	(260,047)
Other Long Term Assets	(6,900)	—
Accounts Payable	532,236	252,981
Other Current Liabilities	(187,265)	(710,980)
Operating Lease Liabilities	(99,935)	(177,242)
Net Cash Used in Operating Activities	(2,031,264)	(2,660,083)

Cash Flow from Investing Activities
Acquisition, net of cash acquired	—	5,090
Purchase of Property and Equipment	(17,325)	—
Proceeds from Sale of Asset	82,665	—
Net Cash Provided by Investing Activities	65,340	5,090

Cash Flow from Financing Activities
Proceeds from Notes Payable	—	39,247
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $0 and $1,100,000 for the three months ended March 31, 2025 and 2024, respectively)	—	3,115,870
Repayment of Notes Payable	(300,000)	(41,454)
Proceeds from Private Placement of Series B Preferred Stock (and warrants) (Note 7)	1,679,810	—
Proceeds from ELOC Sales of Common Stock	232,427	—
Proceeds from Warrants Exercised	67	—
Deferred Transaction Costs associated with S-1 Filing	—	(81,996)
Net Cash Provided by Financing Activities	1,612,304	3,031,667
Net Increase (Decrease) in Cash	(353,620)	376,674
Cash – Beginning of Period	453,162	76,878
Cash – End of Period	$99,542	$453,552

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$473,613	$516,559

Supplemental Schedule of Non-cash Investing and Financing Activities:
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$181,861	$—
Transaction Costs Associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$—	$76,608
Unpaid Property and Equipment Additions	$7,743	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — Heritage Distilling Holding Company, Inc. (“HDHC” or the “Company”) is a Delaware corporation, for the purpose of investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has one wholly owned subsidiary, Heritage Distilling Company, Inc. (“HDC”), that is included in the condensed consolidated financial statements.
HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as Ready-to-Drink (“RTD”) beverages and operates distillery tasting rooms in Washington and Oregon.
Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 1,687,500 shares of common stock at $4.00 per share. Concurrently, the Company also closed a private offering of 382,205 common warrants to purchase shares of common stock with an exercise price of $0.01 per share at $3.99 per warrant. (See Note 7.)
Registration of Common Stock — On January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of 5,000,000 shares of common stock and 67,162 shares of common stock issuable upon the exercise of the Commitment Warrants of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the ELOC Investor (the “Investor”) pursuant to the Securities Purchase Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Purchase Agreement”), establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 67,162 shares of common stock issuable to the Investor upon the exercise of a stock purchase warrant with an exercise price of $0.001 per share (the “Commitment Warrants”) were issued pursuant to the ELOC Purchase Agreement that the Company and the Investor entered into in a letter agreement dated January 23, 2025 under which the Investor shall not be allowed to exercise the Commitment Warrants for a number of shares of common stock that would give it and its affiliates beneficial ownership of an amount of common stock greater than 1% of the total outstanding common stock after giving effect to such conversion. In February 2025, the Investor exercised the Commitment Warrants for $67.
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
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in the consolidation process. Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income / (loss) or net assets as previously reported.
Stock Split — On May 11, 2024, the Board and Stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.
Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statement of operations and the condensed consolidated statements of stockholders’ deficit, for the three months ended March 31, 2025 and 2024, and the condensed consolidated statement of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three-month

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
periods ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 28, 2025..
Liquidity and Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s recurring net losses, negative working capital, increased accumulated deficit and stockholders’ deficit, raise substantial doubt about its ability to continue as a going concern. During the three months ended March 31, 2025, the Company recorded net income / (loss) of approximately $(3,033,047) and reported net cash used in operations of approximately $2.0 million. On March 31, 2025, the accumulated deficit was approximately $77.2 million and the stockholders’ deficit was approximately $0.3 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities, and significant current debt obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of March 31, 2025, the Company believes its current cash balances coupled with anticipated cash flow from operating activities may not be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements. The Company has the ability to raise additional funds by issuing equity or equity-linked securities, including through the equity line of credit (ELOC) finalized in February 2025 or the sale of additional shares of Series B Preferred Stock, or other securities or instruments (See Notes 7 and 14). In addition, management is in discussion with additional third parties about different financing options unrelated to the ELOC or Series B Preferred Stock that would make the use of those securities instruments no longer necessary. The Company is evaluating different term sheets to evaluate the best path forward.
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
Risks and Uncertainties
Global Conflict, International Relations and Market Reactions
Management continues to monitor the changing landscape of global conflicts,international relations and related market responses, and their potential impacts on its business. The most recent of these concerns are the announcements of tariffs by the United States on imports from several countries around the world, and the corresponding countervailing tariffs announced by those impacted countries as a result. The scale and reach of the trade war initially impacted the public markets negatively and escalated the war of words and saber rattling between the United States and its primary economic adversaries, further elevating tensions. A direct result of the tariffs at this moment is the reported lack of cargo ships on the water between Asia and ports of call in the United States, indicating a possible supply shortage in the coming months for many items.
In addition, escalating tensions and violence in the middle east, led by strikes from, and retaliatory strikes upon, Yemen create further uncertainty. The very recent escalation of armed conflict between India and Pakistan is adding to this

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
uncertainty, and is particularly concerning given that India stands to become a significant trade partner as the United States attempts to force domestic companies to invest more inside the United States and diversify the countries from which they seek imports. The ongoing conflict in Ukraine, which caused initial disruptions in the grain, natural gas and fertilizer markets, continues to create uncertainty Because the Company relies on grains for part of its raw inputs, these disruptions could increase the supply costs. However, since the Company sources all its grain from local or known domestic suppliers, management considers that the impact of the Ukraine war is not significant based on the Company’s history and relationship with the existing farmers and growers. The other potential conflict the Company monitors is the threatening military activity between China and Taiwan. The Company used to primarily source its glass bottles from vendors who used suppliers in China. Given the risks associated with tariffs increases, the Company asked its suppliers to begin looking for glass suppliers in other countries, and that effort remains ongoing. Finally, the ongoing standoff and strikes between Israel and Hamas is keeping tensions in the region high, further feeding uncertainty in the markets, impacting prices for fuel, transportation, freight and other related items.
Inflation
While reports of the core inflation rate subsiding are positive, unknown unreported inflation from the recently announced tariffs and resulting tariff war could increase overall costs across the country as the markets attempt to react to supply disruptions and additional costs. This could put cost pressure on the Company faster than it can raise prices on its products. In such cases the Company could lose money on products, or its margins or profits could decline. In other cases, consumers may choose to forgo making purchases that they do not deem to be essential, thereby impacting the Company’s growth plans. Likewise, labor pressures could continue to increase as employees become increasingly focused on their own standard of living, putting upward labor costs on the Company before the Company has achieved some or all of its growth plans. Management continues to focus on cost containment and is monitoring the risks associated with inflation and will continue to do so for the foreseeable future.
U.S. Government and State Legislative Items
Congress is currently debating a large multi-year tax package. It is unclear at this time what the scale of those tax changes will be and how they would impact the Company. Further, state legislatures have completed much of their legislative agenda items for 2025, including significant tax increases in Washington state. As many of the bills related to those changed are on the Governor’s desk waiting action, the Company will be monitoring the situation to determine if, or how, such changes might impact the Company.
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
The Company’s suppliers source some of the Company’s glass bottles from markets in Asia subject to recent tariff increases announced by the Trump administration in the first quarter of 2025 and April 2025 . The Company does not believe these tariffs will materially impact gross margin as these glass bottles are used to make the Company’s most premium and highest priced products. The Company is also working with its glass bottle suppliers to ensure source diversification away from zones subject to the highest levels of tariffs.
The Company sources some labels and printed collateral from suppliers in Canada, and recent tariffs announced by the Trump administration on Canadian imports in the first quarter of 2025 could impact those items. However, these labels and print collateral items typically have a cost ranging from $0.10 to $1.00 each, and because these labels and print items

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
are used for the Company’s most expensive and premium products, the Company does not believe the imposition of tariffs on those items will have a material effect on gross margin for those products. (See Global Conflict, International Relations and Market Reactions discussion above for further context).
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates — The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include the valuation of common stock, common stock warrants, convertible notes, warrant liabilities, and stock options. Results could differ from those estimates. Estimates are periodically reviewed due to changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known.
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
During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of March 31, 2025 and December 31, 2024, the Company had customers that individually represented 10% or more of the Company’s accounts receivable. There were five and two individual customers that together represented 84% and 77% of total accounts receivable, as of March 31, 2025 and December 31, 2024, respectively.

Concentration of Revenues	Three Months Ended March 31,
	2025	2024
Customer A	16%	27%
Customer B	25%	11%
Customer C	15%	13%
Customer D	31%	—%
Customer E	—%	18%
Customer F	—%	12%
	87%	81%

Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of March 31, 2025 and December 31, 2024.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of March 31, 2025 and December 31, 2024.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025 and December 31, 2024, the Company had a 12.2% and 12.2% ownership interest in Flavored Bourbon, LLC., respectively, and did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the year ended December 31, 2023. See also Note 10 - Payment Upon Sale of Flavored Bourbon, LLC. Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of common stock.
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
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for three months ended March 31, 2025 and 2024 were $4,049 and $18,106, respectively.
Third Party — The Company produced and sold barreled spirits to Third Party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third Party Barreled Spirits were paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits were produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of March 31, 2025 and December 31, 2024, the Company had deferred revenues of $95,610 and $100,099, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $253,928 and $474,336 in service revenue in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.
The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended March 31,
	2025	2024
Direct to Consumer	$568,714	$742,443
Wholesale	269,341	318,157
Third Party	—	171,223
Total Products Net Sales	838,055	1,231,823
Services	253,928	474,336
Total Net Sales	$1,091,983	$1,706,159
Substantially all revenue is recognized from sales of goods or services transferred when contract performance obligations are met. As such, the accompanying condensed consolidated financial statements present financial information in a format which does not further disaggregate revenue, as there are no significant variations in economic factors affecting the nature, amount, timing, and uncertainty of cash flows.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Sales” within the consolidated statements of operations, which totaled $30,576 and $45,842 for the three months ended March 31, 2025 and 2024, respectively.
Shipping and handling costs — Shipping and handling costs of $53,770 and $89,926 were included in “Cost of Sales” within the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025 and 2024, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted RSUs. See Note 7. Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock.
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
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $189,295 and $85,278 for the three months ended March 31, 2025 and 2024, respectively and were included in “Sales and marketing” in the condensed consolidated statements of operations.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Net income / (loss) per share attributable to common stockholders — The Company computed basic net income / (loss) per share attributable to common stockholders by dividing net income / (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net income / (loss) per common share after giving consideration to all potentially dilutive common stock, including stock options, RSU awards, and warrants to purchase common stock outstanding during the period determined using the treasury-stock method as well as the convertible notes outstanding during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive.
Segment Information — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income / (loss) as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as allocation of budgets between the following significant segment expenses: cost of revenues; general and administrative; and research and development expenses.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.
NOTE 3 — INVENTORIES
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Finished Goods	$605,190	$461,254
Work-in-Process	871,752	936,181
Raw Materials	1,028,546	1,074,132
Total Inventory	$2,505,488	$2,471,567

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	March 31, 2025	December 31, 2024
Machinery and Equipment	5 to 20	$3,406,433	$3,478,062
Leasehold Improvements	Lease term	6,930,585	6,930,585
Computer and Office Equipment	3 to 10	2,458,194	2,460,632
Vehicles	5	274,559	274,559
Construction in Progress	N/A	84,957	84,957
Total Property and Equipment		13,154,728	13,228,795
Less: Accumulated Depreciation		(8,047,856)	(7,779,383)
Property and Equipment, net of Accumulated Depreciation		$5,106,872	$5,449,412
Depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was $296,528 and $320,465 respectively.
NOTE 5 — BORROWINGS
Borrowings of the Company consisted of the following:

	March 31, 2025	December 31, 2024
Silverview Loan	$10,382,438	$10,682,438
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	39,247	39,247
City of Eugene	389,875	389,875
Total Notes Payable	13,081,016	13,381,016
Less: Debt Issuance Costs	(120,835)	(140,082)
	$12,960,181	$13,240,934
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
The Company is now past that initial twenty-four-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan also contained certain financial and other debt covenants that, among other things, imposed certain restrictions on indebtedness, liens, investments and capital expenditures. The financial covenants required that, at the end of each applicable fiscal period as defined pursuant to the Silverview Loan agreement, the Company has either (i) an EBITDA interest coverage ratio up to 2.00 to 1.00, or (ii) a cash interest coverage ratio of not less than 1.25 to 1.00. Commencing with the fiscal quarter ending June 30, 2021, the Company shall maintain liquidity of

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
not less than $500,000. The Silverview Loan may be used for general corporate purposes, including working capital needs and capital expenditures.
As of March 31, 2025 and December 31, 2024, the outstanding balance of the Silverview Loan was $10,382,438 and $10,682,438, respectively.
In 2024, the Company violated various financial and other debt covenants regarding its failure to comply with the financial covenants and to timely furnish its financial statements for the period through June 2024,when the Company reached an agreement in principal (which was finalized and agreed to in October 2024) with Silverview to complete a loan modification of the Silverview Loan in the following ways, which became effective upon the close of the Company’s initial public offering (which occurred on November 25, 2024): 1) extend the maturity date by 18 months to October 25, 2026; 2) recast the amortization schedule to reduce the amount paid each quarter to allow the Company to preserve cash, as follows: $2,050,000 (including December 2024 interest of $182,438) due by December 31, 2024 (which was paid $300,000 in January 2025 and $1,750,000 in December 2024), $700,000 due June 30, 2025 and then $500,000 due every six months thereafter; 3) increase in the coupon rate from 15% to 16.5% in the month starting after the close of the Company’s initial public offering (which occurred on November 25, 2024), with monthly interest payments remaining in effect; 4) waiver of any past missed amortization payments; 5) waiver of any past missed covenant faults; 6) 1% additional exit fee due at loan payoff; 7) an additional 1% exit fee due at payoff if the Company does not refinance or repay the entire debt by July 30, 2025; 8) the elimination of EBITDA coverage and interest coverage ratio tests; and 9) simplified reporting requirements to match the reporting the Company must make as a public company. The lender had previously agreed to waive any existing covenant compliance matters as of December 31, 2023 and to forbear exercising its rights and remedies under the loan agreement through the date of IPO. The amount due under the Silverview Loan within one year of March 31, 2025 is classified as a current liability, and the amount due subsequent to one year from March 31, 2025 is classified as a non-current liability as of March 31, 2025 as the Maturity Date is October 25, 2026.
In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest expense on the PPP loan at the rate of 1%, for a total of $5,596 and $5,596 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable on the PPP loan was $112,851 and $107,255 as of March 31, 2025 and December 31, 2024, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In 2023, the Company entered into a secured business loan and security agreement with Channel Partners Capital, LLC (“Channel Partners”) (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which. $47,104 of proceeds was used to pay off the remaining balance of a previous Channel Partners loan. The 2023 Channel Partners Loan matured and was paid off in full on October 5, 2024. During its term the 2023 Channel Partners Loan accrued interest at a fixed rate of 13.34%, and had payments of $16,944, principal plus interest was payable monthly. The Company had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of both March 31, 2025 and December 31, 2024, the outstanding balance of the 2023 Channel Partners Loan was $0.
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. (See Note 8.) The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025 and an interest rate of 5% per annum beginning on August 1, 2025. Monthly payments are scheduled to begin on September 1, 2025 in the amount of $6,714, including accrued interest.In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with a related party. (See Note 12.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 1, 2024 accounts receivable factoring arrangement, including $166,667 from the related party. The Company issued an aggregate of 66,549 five year warrants to purchase common stock at $6.00 per share in conjunction with the July 1, 2024 accounts receivable factoring agreements. (See Note 12.)
In August 2024, the aggregate of $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 19,983 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 13,333 warrants at $5.00 per share.) Upon the November 25, 2024 initial public offering at $4.00 per share, the 19,983 warrants at $5.00 per share were recalculated and reissued as 24,978 warrants at $4.00 per share (and the 13,333 related party warrants at $5.00 per share were recalculated and reissued as 16,666 warrants at $4.00 per share). (See Note 12.)
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
As of March 31, 2025, the principal repayments of the Company’s debt measured on an amortized basis of $13,081,016 will be due within five years from the issuance of these condensed consolidated financial statements. The outstanding principal repayments due within the next 12 months of $3,474,242, net of debt issuance costs of $70,574, was classified as a current liability on the Company’s consolidated balance sheet as of March 31, 2025. The outstanding principal repayments due after the next 12 months of $9,485,939, net of debt issuance cost of $50,261, was classified as a long-term liability on the Company’s consolidated balance sheet as of March 31, 2025.
The following table represents principal repayments from 2025 and the years through 2029 and thereafter:

Years Ending	Amount
2025	3,529,169
2026	9,245,977
2027	66,789
2028	239,081
2029	—
thereafter	—
$13,081,016
Liabilities for Deferred Revenue — During 2023, the Company entered into a distilled spirits barreling production agreement with a related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made to the Company in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500, which was subsequently exchanged (upon the consummation of the Company’s initial public offering on November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — FAIR VALUE MEASUREMENT
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 and 2023 Convertible Notes; Warrant Liabilities - 2022 and 2023 Convertible Notes; Whiskey Special Ops 2023 Notes; and Warrant Liabilities - Whiskey Special Ops 2023 Notes were all exchanged and reclassified from liabilities to equity. Accordingly, the respective fair values of those liabilities as of March 31, 2025 and December 31, 2024 was $0,
The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities
Balance as of January 1, 2024	$36,283,890	$1,452,562	$794,868	$1,512,692
Issuances	—	2,813,850	—	302,020
Change in Fair Value	(16,275,433)	16,846,522	817,454	(1,247,662)
Balance as of March 31, 2024	$20,008,457	$21,112,934	$1,612,322	$567,050
There were no financial instruments for which fair value is determined using Level 3 inputs for the three months ended March 31, 2025.
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT)
On May 11, 2024, the Board and Stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these condensed consolidated financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.
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
Concurrent with the closing of the IPO on November 25, 2024, any contingencies disclosed above related to the accounting treatment recognizing the conversion of debt to equity for the following private transactions were lifted as a result of the IPO (see Notes 5 and 6):

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
•The 2022 and 2023 Convertible Promissory Notes which were previously exchanged for 3,312,148 shares of common stock and 507,394 prepaid warrants to purchase common stock (See Note 12);
•The 2023 Series — Convertible Whiskey Special Ops 2023 Notes and related warrants which were previously exchanged for 2,399,090 shares of common stock and 546,927 prepaid warrants to purchase common stock (See Note 12);
•The $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 66,549 related warrants, which was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 24,978 warrants to purchase shares of common stock at $4.00 per share (including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 16,667 warrants). (See Notes 5 and 12.)
•The $250,000 received from an investor under the terms of a July 2024 accounts receivable factoring agreement, including accrued fees, which was exchanged for 27,700 shares of Series A Preferred Stock, including 15,625 warrants to purchase shares of common stock at $4.00 per share. (See Notes 5 and 12.)
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
Voting rights — The holders of Founders Common Stock were entitled to four votes for each share of Founders Common Stock and general common stockholders were entitled to one vote for each share of general common stock. The designation of Founders Common Stock was terminated upon the completion of the IPO and now all common stock is treated as general common stock, with each share having one vote.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
As of March 31, 2025, the Company had 6,921,564 shares of common stock issued and outstanding, including the 3,312,148 shares of common stock related to the conversion of the 2022 and 2023 Convertible Notes (comprised of 3,819,542 shares of common stock, net of: 507,394; and subsequently, 1,420,406 additional shares of common stock exchanged for prepaid warrants); and the 2,399,090 shares of common stock related to the conversion of the Whiskey Special Operation Convertible Notes (comprised of 2,946,015 shares of common stock, net of: 546,927; and subsequently, 1,422,265 additional shares of common stock exchanged for prepaid warrants). During the three months ended March 31, 2025 and 2024, respectively, the Company repurchased 0 and 0 shares of common stock and and 0 and 0 warrants to purchase common stock were exercised.
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
ELOC Agreement — On January 23, 2025, the Company entered into an agreement for an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with an investor (the “ELOC Investor”). Pursuant to the ELOC Purchase Agreement, upon the effectiveness of a related Registration Statement (the “ELOC Registration Statement”) (which was subsequently filed on January 24, 2025) the Company and the investor entered into an equity line of credit purchase agreement whereby the Company will have the right from time to time (at the Company’s option) to direct the Investor to purchase up to $15,000,000 of the Company’s common stock (subject to certain limitations and conditions. (the “ELOC Purchase Agreement”, or the “Facility”). The amount of sales of common stock to the investor under the ELOC Purchase Agreement (the “ELOC Shares”), and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s shares and determinations by the Company regarding the use of proceeds from any sale of such ELOC Shares. The net proceeds from any sales under the Facility will depend on the frequency with, and prices at, which the ELOC Shares are sold to the Investor.
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
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
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
In the three months ended March 31, 2025, an aggregate of 330,014 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $232,427. Subsequent to March 31, 2025, through May 19, 2025, an additional 857,439 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds of $412,647.
Prepaid Warrants to Purchase Common Stock — In August 2024, certain holders of shares of common stock agreed to exchange an aggregate of 2,816,291 shares of their common stock into a like number of pre-paid warrants. Such pre-paid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date. As of March 31, 2025, 2,619,433 of the pre-paid warrants remained outstanding.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding prepaid warrants and common warrants as of March 31, 2025:

	Prepaid Warrants	Common Warrants
Balance December 31, 2024	3,871,992	382,205
Exercise of Prepaid Warrants in Exchange for Common Stock	(1,252,559)	—
Balance March 31, 2025	2,619,433	382,205
Upon the closing of the Company's initial public offering on November 25, 2024, the conditional issuances of prepaid warrants and common stock noted in the table above became effective.
In addition to the prepaid warrants and common warrants in the table above: 119,207 warrants to purchase common stock at $0.01 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (see Preferred Stock - Series B below); and, subsequent to March 31, 2025, 327,868 prepaid warrants were issued in connection with the issuance of Series B Preferred Stock (see Note 14).
In the three months ended March 31, 2025, 1,252,559 prepaid warrants (with an exercise price of $0.001 each) were exercised cashlessly for 1,250,777 shares of common stock (including related party cashlessly exercised 1,117,559 prepaid warrants with an exercise price of $0.001 each for 1,115,909 shares of common stock) leaving 2,619,433 prepaid warrants remaining outstanding.
Subsequent to March 31, 2025, through May 19, 2025, 700,000 prepaid warrants were exchanged for 39,200 shares of Series B Preferred Stock; 327,868 prepaid warrants were issued in connection with the issuance of Series B Preferred Stock, and, 1,072,960 prepaid warrants were exercised for common stock (including 341,658 from a related party), leaving 1,874,341 prepaid warrants outstanding (including 862,125 prepaid warrants outstanding of the related party).
Preferred stock — Series A — In May 2024 through September 2024, the Company sold $4,948,478 of Series A Convertible Preferred Stock The shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) had a subscription price of $10 per share and a stated value of $12 per share (the “Stated Value”), and included stock purchase warrants to purchase shares of common stock calculated at 25% of the subscription price then divided by $5.00, with an exercise price equal to the lesser of $5.00 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Upon the closing of the Company's initial public offering on November 25, 2024, the exercise price was set at the initial public offering price of $4.00 per share.) The warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall be automatically exercised on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price (or $5.00 per share). The Series A Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series A Preferred Stock.
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
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
2024 initial public offering at $4.00 per share). Each share of Series A Preferred Stock will automatically be converted on June 15, 2027 into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.
Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount, plus all accrued and unpaid dividends on such 494,840 shares of Series A Preferred Stock (or $7,318,436, including accrued dividends of $715,044 as of March 31, 2025) (or $3,116,148 on 210,700 shares of Series A Preferred Stock including accrued dividends of $304,462, excluding the 284,140 shares of Series A Preferred Stock subsequently exchanged for Series B Preferred Stock on May 1, 2025, as discussed in Note 14.).
The Company received subscriptions for $4,948,478 of Series A Preferred Stock (of which $1,831,265 was from a related party), including $2,025,000 in cash (of which $834,000 was from a related party); $1,155,000 in the form of 525 barrels of aged whiskey (with an average value of $2,200 per barrel and with $259,875 allocated to barrel fixed assets and $895,125 allocated to whiskey inventory); $110,600 was paid by the sale of and transfer to the Company by a related party of an aggregate of 50 barrels of premium aged whiskey (with an average value of $2,212 per barrel and with $24,750 allocated to barrel fixed assets and $85,850 allocated to whiskey inventory); and, $719,919 was paid by the cancellation of outstanding indebtedness (factoring agreements) (of which $296,619 was from a related party). In addition, the Series A Preferred Stockholders who were issued Series A Preferred Stock in July through September 2024 received an additional 510,315 warrants with an exercise price of $6.00 per share as part of the Series A Preferred Stock subscriptions (the “$6.00 Warrants”) (of which 321,026 of the $6.00 Warrants were issued to a related party). In September 2024, the 510,315 $6.00 Warrants (including 321,026 $6.00 Warrants from a related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $6.00 Warrants exchanged for Series A Preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $6.00 Warrant using a Black-Scholes Valuation model with a then estimated IPO stock price of $5.00 per share and exercise price of $6.00 per share. The Company allocated the net proceeds between the warrants and the Series A Preferred Stock using the relative fair value method.
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
The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series A Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of March 31, 2025 (with 494,840 shares outstanding and a stated value of $5,938,080) was $7,318,436.
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders subsequent to March 31, 2025, on May 1, 2025, an aggregate of 284,140 outstanding shares of Series A Preferred Stock and 116,263 warrants to purchase shares of common stock at $4.00 per share (of which 183,122 shares of Series A Preferred Stock and 75,702 related warrants to purchase common stock at $4.00 per share were of a related party) was exchanged for Series B Preferred Stock. See Preferred Stock - Series B below. (See also Note 14.)
Preferred Stock — Series B — By written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company’s second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock (the “Series

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
B Preferred Stock”). The shares of Series B Preferred Stock, par value $0.0001 per share have a Subscription Price of $10 per share and a stated value of $12 per share (the “Series B Stated Value”). The Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
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
In connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (of which $125,000 was with a related party), the Company also issued 119,207 warrants to purchase common stock at $0.01 per share (of which 53,418 of the warrants were to a related party).
As of March 31, 2025, the Company had received subscriptions for $1,679,810 (67,162 shares) of Series B Preferred Stock, of which: $250,000 was from a related party); and $1,150,000 was from the ELOC Investor, of which $1,000,000 was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement.
Subsequent to March 31, 2025, the Company received subscriptions for an additional $4,914,567 (491,456 shares) of Series B Preferred Stock, of which: $4,092,567 or 409,256 shares was from the exchange of Series A Preferred Stock and related warrants for Series B Preferred Stock (of which $2,640,437 or 264,043 shares was from a related party; $392,000 or 39,200 shares was from the exchange of 700,000 prepaid warrants at a VWAP of $0.56 per prepaid warrant; and $430,000 or 43,000 shares was from other investors (of which $55,000 or 5,500 shares was from a related party, and one other investor subscription of $100,000 or 10,000 shares included a negotiated 327,868 prepaid warrants to purchase common stock at $0.001 per share).). (See Note 14.)
The Series B Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series B Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series B Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series B Preferred Stock liquidation preference as of March 31, 2025 (with 167,981 shares outstanding and a stated value of $2,015,772) was $2,289,003. Subsequent to March 31, 2025, the Series B Preferred liquidation preference (with 659,437 shares outstanding and a stated value of $7,913,244) was $8,814,351.
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders subsequent to March 31, 2025, on May 1, 2025, certain shareholders agreed to exchange an aggregate of 284,140 shares of Series A

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Preferred Stock at a negotiated aggregate value of $4,092,560 of Series A Preferred Stock (at Stated Value of $12 per share and including accrued dividends) and 116,263 related warrants to purchase common stock at $4.00 per share into 409,256 shares of Series B Preferred Stock (including $2,640,430 or 183,122 shares of Series A Preferred Stock and 75,702 warrants to purchase common stock at $4.00 per share converted into 264,043 shares of Series B Preferred Stock of a related party). The value of Series A Preferred Stock and related warrants exchanged for Series B Preferred Stock was negotiated based upon: the related Stated Value of the Series A Preferred Stock (or 284,140 shares at $12 Stated Value = $3,409,680) and accrued dividends thereon (of $343,392) through May 1, 2025; plus the value of the related warrants to purchase common stock (calculated using a Black Scholes valuation model). Subsequent to the exchange, there were outstanding: 659,437 shares of Series B Preferred Stock; 210,700 shares of Series A Preferred Stock; and, 129,998 warrants to purchase common stock at $4.00 per share related to the Series A Preferred Stock, (See also Note 14.)
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the HDHC Board and the HDHC sole stockholder approved HDHC’s 2019 Equity Incentive Plan (the “2019 Plan”). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock. As of March 31, 2025, the Company had made no grants under the 2024 Plan.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until November 2034).
The 2019 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan as of March 31, 2025 is 256,600.
The following sets forth the outstanding ISOs and related activity for the three months ended March 31, 2025:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,011	$157.89	0.86	$0.00
Exercisable at December 31, 2024	6,011	$157.89	0.86	$0.00
Forfeited	0	$157.89
Outstanding at March 31, 2025	6,011	$157.89	0.61	$0.00
Exercisable at March 31, 2025	6,011	$157.89	0.61	$0.00
Remaining unvested at March 31, 2025	—	$157.89
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
There were no grants in the three months ended March 31, 2025 and the year ended December 31, 2024. As of March 31, 2025, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 0.61 years.
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
The following table summarizes the RSU activity for the three months ended March 31, 2025 and 2024:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Vested and Outstanding at December 31, 2024	245,439	$10.93
Granted	—
Forfeited/Canceled/Expired	—
Vested and Outstanding at March 31, 2025	245,439	$10.93
During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $0, respectively, of stock-based compensation expense in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. As of March 31, 2025, 0 restricted stock units (“RSUs”) were forfeited. In May 2024, 105,360 RSUs were voluntarily terminated, and 2,500 were issued, leaving 11,064 issued RSUs to settle at a grant value of $157.89 per unit. In May 2024, the Board of Directors approved awarding 234,525 RSUs to employees, directors and consultants with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which is 180 days from the November 25, 2024 closing of the Company’s initial public offering).
Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance with Monte Carlo simulations to determine the probability of warrants being exercisable.
Contingent Legacy Shareholder Warrants — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $4.00 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: if the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and if the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
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
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
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
The Company recorded a value of $8,828 for the Contingent Legacy Shareholder Warrants as of the October 30, 2024 grant date based on a Black Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the Contingent Legacy Shareholder Warrants were as follows:

Weighted Average Expected Volatility	70%
Expected Dividends	—%
Weighted Average Expected Term (in years)	5
Risk-Free Interest Rate	4.22%
Probability Scenarios of meeting contingencies
Shareholder holds shares owned on May 31, 2023 through warrant exercise date	95% to 75%
Common stock attains a specified 10-Trading-Day VWAP price before expiring	0.025% to 2.25%
As of March 31, 2025, there were outstanding and exercisable: 625,446 $8 Contingent Legacy Shareholder Warrants; 1,250,892 $12 Contingent Legacy Shareholder Warrants; and 1,563,615 $20 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party) with weighted-average remaining contractual terms of 1.58 years, 3.08 years, and 4.59 years, respectively.
Other equity classified warrants — For the three months ended March 31, 2025 the Company issued a total of 186,369 warrants, including: 119,207 warrants to purchase common stock at $0.01 per share issued in connection with the issuance of Series B Preferred Stock (of which, 53,418 were to a related party); and, 67,162 Commitment Warrants to purchase common stock at $0.001 per share issued in connection with the ELOC Agreement (that were exercised in February, 2025). Subsequent to March 31, 2025, the Company issued 884,159 Whiskey Note Shareholder Warrants and 327,868 prepaid warrants (see Note 14).
In addition to the Contingent Legacy Shareholder Warrants discussed above, during the year ended December 31, 2024, the Company issued a total of 413,971 equity classified warrants, including: 83,333 warrants at $6.00 per share in conjunction with July 2024 accounts receivable factoring agreement; 84,377 Underwriter Warrants in conjunction with the Company’s initial public offering; and, 197,013 warrants to purchase common stock, (of which, 60,563 were to a related party) in connection with the issuance of Series A Preferred Stock. Upon the November 25, 2024 initial public offering at $4.00 per share, the 197,013 warrants at $5.00 per share were recalculated and reissued as 246,267 warrants at $4.00 per share (and the 60,563 related party warrants at $5.00 per share were recalculated and reissued as 75,705 warrants at $4.00 per share.). During three months ended March 31, 2025, and the year ended December 31, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Weighted Average Expected Volatility	70%	70%
Expected Dividends	—%	—%
Weighted Average Expected Term (in years)	5	5
Risk-Free Interest Rate	4.12%	4.22%

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
As of March 31, 2025 and December 31, 2024, in addition to the Contingent Legacy Shareholder Warrants discussed above, there were outstanding and exercisable warrants to purchase 915,383 and 796,176, respectively, shares of common stock, As of March 31, 2025, the weighted-average remaining contractual term was 1.52 years for the outstanding and exercisable warrants.
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 84,377 shares at $4.00 per share (the “Underwriter Warrants”). The number of Underwriter Warrants may increase by up to 15% (to warrants for 97,034 shares at $4.00 per share) if the Underwriter elects to utilize the overallotment rights of the Offering. As of May 19, 2025, the underwriter has not exercised any Underwriter Warrants.
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2024, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which is included in accrued liabilities as of March 31, 2025. Accordingly, as of March 31, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company has also committed to issue approximately $1,894,615 in equity compensation (in the form of RSUs or stock options) related to the deferred compensation.
NOTE 8 — ACQUISITION OF THINKING TREE SPIRITS
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
ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount. In September 2024, under the terms of the TTS stock sale, the true-up provision for the $670,686 purchase price payment in the form of common stock was extended through the settlement of the Thinking Tree Spirits Dissenters Rights Process (See below). Once the final determination is made on the amount owed to dissenters, if any, that amount will be deducted from the true-up amount and the resulting number of shares of common stock will be issued at the price per share of the common stock in the Company’s initial public offering (which occurred on November 25, 2024, at $4.00 per share), at which time, the conversion price became fixed and the purchase price no longer qualified to be classified as a liability in accordance with ASC 480, and was reclassified to equity. The estimated fair value of the $127,076 in estimated future contingent values

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
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
Subsequent to November 25, 2024, the Company settled with two of the three TTS dissenters and sent the remaining dissenter the statutorily required payment offer and documentation to attempt to wind down the dissenters process. The statutorily required thirty (30) day review period for those offers passed on January 6, 2025 with an objection from the remaining dissenter. On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits and the lone remaining dissenter, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and the Company’s investment in Thinking Tree Spirits. As a result of netting out the amount paid to such dissenters from the makeup provisions of the acquisition agreement with the remaining TTS shareholders, the Company believes it will issue the remaining TTS shareholders up to a maximum of an additional 83,407 shares of unregistered common stock which will be subject to lockup agreements that do not allow such shares to be sold until after the one hundred and eighty (180) day anniversary of the date of their grant. The granting of such shares shall occur after the Company has been advised by outside counsel that the final dissenter matter is concluded.
NOTE 9 — LEASES
The Company has operating leases for corporate offices, warehouses, distilleries, tasting rooms and certain equipment which have been accounted for using ASC Topic 842. The Company’s operating lease terms include periods under options to extend or terminate the operating lease when it is reasonably certain that the Company will exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally uses the base, non-cancelable lease term when determining the operating lease ROU assets and

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 — LEASES (cont.)
lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.
In January 2025, the Company terminated one warehouse lease in Eugene, Oregon, moving from a 33,000 square feet to an approximately 8,000 square feet lease. The monthly expenses associated with the new lease were reduced from approximately $18,000 per month down to $7,700 per month. The new lease expires in January 2028, with an option for a three year extension. The change in ROU assets and related liabilities both for the terminated lease and the new warehouse lease have been captured on the March 31, 2025 balance sheet.
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Lease Cost:
Amortization of Right-of-Use Assets	$95,657	$7,152
Interest on Lease Liabilities	232,345	—
Operating lease cost	29,644	370,682
Total lease cost(1)	$357,646	$377,834
____________
(1)Included in “Cost of sales”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of March 31, 2025 and 2024, respectively:

	March 31,
	2025	2024
Weighted-average remaining lease term – operating leases (in years)	5	5.9
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $3,389,361 and $4,023,485, respectively, as of March 31, 2025. The ROU assets and liabilities for operating leases were $3,303,158 and $3,941,560, respectively, as of December 31, 2024. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in our accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 — LEASES (cont.)
Maturities of lease liabilities for the remainder of 2025 and the years through 2029 and thereafter are as follows:

Years Ending	Amounts
2025	$1,022,140
2026	1,345,203
2027	1,329,535
2028	1,225,326
2029	1,203,001
thereafter	684,779
Total lease payments	$6,809,984
Less: Interest	(2,786,499)
Total Lease Liabilities	$4,023,485
NOTE 10 — COMMITMENTS AND CONTINGENCIES
As an inducement to obtain financing in 2022 and 2023 through convertible notes, the Company agreed to pay a portion of certain future revenues the Company may receive from the sale of FBLLC or the Flavored Bourbon brand to the investors in such financings in the amount of 150% of their subscription amount for an aggregate of approximately $24,495,000.
The Company maintains operating leases for various facilities. See Note 9, Leases, for further information.
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
The Company’s response to the complaint was due on or before April 21, 2025 but was extended to May 12, 2025. The Company has filed an answer to that complaint on May 12 to stay current with the litigation process while it works to negotiate a settlement. As of December 31, 2024 the Company had accrued the entire amount payable to CFGI and the Company is in negotiations with CFGI on alternate payment terms that will allow the Company to pay the amounts due to CFGI over time. (See also Note 14.)
Litigation — Thinking Tree Dissenter — On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES (cont.)
of the acquisition transaction that adversely effected the valuation of the acquisition and the Company’s investment in Thinking Tree Spirits. (See also Note 14.)
As of March 31, 2025 and December 31, 2024, the Company has not been subject to any other pending litigation claims.
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
The Company intends to continuously monitor the closing bid price for its Common Stock and is in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant the Company any extension of time to regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. (See also Note 14.)
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 12).
NOTE 11 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the three months ended March 31, 2025 and 2024.
NOTE 12 — RELATED-PARTY TRANSACTIONS
Management Agreement
On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc. to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of HDHC. For each of the three months ended March 31, 2025 and 2024, the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 12 — RELATED-PARTY TRANSACTIONS (cont.)
Company expensed a management fee of $45,000 that was paid to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation expense, as defined in the management agreement.
Other Related Party Transactions
Beginning in 2022, the Company began a series of financings with a party that is considered a related party for the years ended December 31, 2024 and 2023 by virtue of the number of common stock shares and pre-paid warrants to purchase common stock held by the party. As of March 31, 2025, the related party owned less than 4.99% of the outstanding common stock of the Company, but enough, when combined with its prepaid warrants, would exceed the 4.99% reporting threshold if all such prepaid warrants were to be exercised into common stock. The prepaid warrants contain a 4.99% blocker prohibiting the exercise of such warrants if it would put the party’s ownership over the 4.99% reporting threshold. The related party is not required to report the number of prepaid warrants held. Below are details of the transactions with the related party, including those related to notes payable, equity transactions and other activities.2023 Barrel Production Contract
During 2023, the Company entered into a distilled spirits barreling production agreement with the related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500 and subsequently exchanged (contingent upon the consummation of this offering, which occurred on November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock.
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
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 2024 accounts receivable factoring arrangement with fees of 10% (or $29,966) and $1,000 (separately, to each of the two investors) for every 2 weeks payment remains overdue. Additionally, the two investors received five year warrants to purchase an aggregate of 66,549 shares of common stock at $6.00 per share (or cashlessly following a standard cashless exercise formula). Of the total July 2024 accounts receivable factoring agreement, $166,667 and 44,333 of the warrants are with the related party. Payment under the factoring is due the earlier of: within 3 days of receipt of payment under the factored receivable; the achievement of certain fundraising milestones; or August 15, 2024. Effective July 31, 2024, the investors agreed to exchange their interests in the factoring agreement of $329,633, including accrued fees and related warrants, for an aggregate of 32,963 shares of Series A Preferred Stock, 14,983 warrants to purchase shares of common stock at the lesser of $5.00 per share or the price per share at which the Company’s common stock is sold in the Company’s initial public offering (the “$5.00 Warrants”), and 86,864 warrants at $6.00 per share (the “$6.00 Warrants”). (Including $166,667 received from the related party, which was exchanged for 18,333 shares of Series A Preferred Stock, 8,333 related $5.00 Warrants, and 48,073 related $6.00 Warrants.) Upon the November 25, 2024 initial public offering at $4.00 per share, the 14,983 warrants at $5.00 per share were recalculated and reissued as 18,728 warrants at $4.00 per share, and the 8,333 related party warrants at $5.00 per share were recalculated and reissued as 10,416 warrants at $4.00 per share.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 12 — RELATED-PARTY TRANSACTIONS (cont.)
In September 2024, the $6.00 Warrants discussed above and in Note 7 (including 321,026 $6.00 Warrants from the related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $6.00 Warrants exchanged for Series A preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $6.00 Warrant, using a Black-Scholes Valuation model with an estimated IPO stock price of $5.00 per share and exercise price of $6.00 per share.
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
In the three months ended March 31, 2025, the related party exercised 1,117,559 prepaid warrants (with an exercise price of $0.001 each) cashlessly for 1,115,909 shares of common stock, leaving 1,203,783 prepaid warrants outstanding as of March 31, 2025.
Related Party Contingent Legacy Shareholder Warrants (See also Note 7) — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $4.00 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
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
As of March 31, 2025, there were outstanding and exercisable: 625,446 $8 Contingent Legacy Shareholder Warrants; 1,250,892 $12 Contingent Legacy Shareholder Warrants; and 1,563,615 $20 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party).

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE
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

	For the Three Months Ended March 31,
	2025	2024
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$(3,033,047)	$452,839
Preferred stock dividend	(222,678)	—
Net Income / (Loss) for the period – basic	$(3,255,725)	$452,839
Denominator:
Weighted average number of shares of common stock - basic	9,662,201	403,329

Net Income / (Loss) per share of common stock - basic	$(0.34)	$1.12

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$(3,255,725)	$452,839
Net Income / (Loss) for the period - diluted	$(3,255,725)	$452,839
Denominator:
Weighted average number of shares of common stock - basic(1)	9,662,201	403,329
Conversion of Convertible Notes into Common Stock	—	3,070,503
Weighted average number of shares of common stock - diluted(1)	9,662,201	3,473,832

Net Income / (Loss) per share of common stock - diluted	$(0.34)	$0.13

(1)Includes 3,627,918 prepaid warrants
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three months ended March 31, 2024, the calculation of diluted earnings per share includes the dilutive effect of shares issued for the conversion of the convertible notes and related warrants and subtracts the related gains from changes in their respective fair values from net income / (loss). The following number of shares of common stock from the potential exercise or conversion of outstanding potentially dilutive securities were excluded from the computation of

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)
diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2025	2024
ISOs	6,011	6,164
Equity-classified Warrants	1,441,512	116,928
Liability-classified Warrants	—	2,020,139
Legacy Warrants	3,439,953	—
Preferred Stock (Series A)	1,663,281	—
Preferred Stock (Series B)	3,929,289	—
RSU Awards	245,439	116,581
Total	10,725,485	2,259,812
NOTE 14 — SUBSEQUENT EVENTS
For its condensed condensed consolidated financial statements as of March 31, 2025 and for the period then ended, the Company evaluated subsequent events through the date on which those condensed consolidated financial statements were issued. Other than the items noted below and in Note 10, there were no subsequent events identified for disclosure as of the date the condensed consolidated financial statements were available to be issued.
ELOC Agreement — Subsequent to March 31, 2025, through May 19, 2025 an aggregate of 857,439 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $412,647.
Preferred Stock — Series A — and Related Warrants — In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders subsequent to March 31, 2025, on May 1, 2025, an aggregate of 284,140 outstanding shares of Series A Preferred Stock and 116,263 warrants to purchase shares of common stock at $4.00 per share (of which 183,122 shares of Series A Preferred Stock and 75,702 related warrants to purchase common stock at $4.00 per share were of a related party) was exchanged for Series B Preferred Stock, See Preferred Stock - Series B below.
Preferred Stock — Series B — Subsequent to March 31, 2025, the Company received subscriptions for an additional $4,914,567 (491,456 shares) of Series B Preferred Stock, of which: $4,092,567 or 409,256 shares was from the exchange of Series A Preferred Stock and related warrants for Series B Preferred Stock (of which $2,640,437 or 264,043 shares was from a related party); $392,000 or 39,200 shares was from the exchange of 700,000 prepaid warrants at a VWAP of $0.56 per prepaid warrant; and $430,000 or 43,000 shares was from other investors (of which $55,000 or 5,500 shares was from a related party, and one other investor subscription of $100,000 or 10,000 shares included a negotiated 327,868 prepaid warrants to purchase common stock at $0.001 per share).
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders subsequent to March 31, 2025, on May 1, 2025, certain shareholders agreed to exchange an aggregate of 284,140 shares of Series A Preferred Stock at a negotiated aggregate value of $4,092,560 of Series A Preferred Stock (at Stated Value of $12 per share and including accrued dividends) and 116,263 related warrants to purchase common stock at $4.00 per share into 409,256 shares of Series B Preferred Stock (including $2,640,430 or 183,122 shares of Series A Preferred Stock and 75,702 warrants to purchase common stock at $4.00 per share converted into 264,043 shares of Series B Preferred Stock of a related party). The value of Series A Preferred Stock and related warrants exchanged for Series B Preferred Stock was negotiated based upon: the related Stated Value of the Series A Preferred Stock (or 284,140 shares at $12 Stated Value = $3,409,680) and accrued dividends thereon (of $343,392) through May 1, 2025; plus the value of the related warrants to purchase common stock (calculated using a Black Scholes valuation model). Subsequent to the exchange, there were

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 14 — SUBSEQUENT EVENTS (cont.)
outstanding: 659,437 shares of Series B Preferred Stock; 210,700 shares of Series A Preferred Stock; and, 129,998 warrants to purchase common stock at $4.00 per share related to the Series A Preferred Stock.
Prepaid Warrants — Subsequent to March 31, 2025, through May 19, 2025: 700,000 prepaid warrants were exchanged for 39,200 shares of Series B Preferred Stock; 327,868 prepaid warrants were issued in connection with the issuance of Series B Preferred Stock, and 1,072,960 prepaid warrants were exercised for common stock (including 341,658 from a related party), leaving 1,874,341 prepaid warrants outstanding (including 862,125 prepaid warrants outstanding of the related party).
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 884,159 shares of common stock with an exercise price of $4.00 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO, as was disclosed as a pending item in the Company’s February 4, 2025 prospectus filed with the commission (the “Whiskey Note Shareholder Warrants”). The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a specified volume weighted average price of $8.00 per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring. The Company will record the fair value of the Whiskey Note Shareholder Warrants as of the April 1, 2025 grant date based on a Black Scholes option pricing model and Monte Carlo simulation analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this filing and the section of this filing entitled “Information about Heritage.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section, “Heritage,” “we,” “us,” “our,” or the “Company” refer to Heritage Distilling Holding Company, Inc. and its subsidiaries.
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
As of March 31, 2025, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 11,064 shares based upon the grant date with a fair value of $157.89, and 234,375 shares based upon the grant date with a fair value of $4.00. We recognized an aggregate of $2,684,395 of previously-unrecognized compensation expense for RSU awards upon completion of our IPO. Included above are an aggregate of 234,525 RSUs to employees, directors and consultants that the Board of Directors approved in May 2024, with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the six month anniversary of our initial public offering, which was completed in November 2024.
Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Convertible Notes and Warrant Liabilities
We elected the fair value option for the convertible notes we issued in 2022 and 2023 (the “Convertible Notes”) and the warrants that were issued in connection with the Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value reported in our consolidated statements of operations as a component of other income (expense). We believe the fair value option better reflects the underlying economics of the Convertible Notes and the related warrants given their embedded conversion or exercise features. As a result, the Convertible Notes and the related warrants were recorded at fair value upon issuance and were subsequently remeasured at each reporting date until they were converted upon the occurrence of our IPO on November 25, 2024. Accordingly, the Convertible Notes and the related warrants are recognized initially and subsequently (through and including their exchange for common stock, or in the case of the warrants, the fixing of their exercise price) at fair value, inclusive of their respective accrued interest at their stated interest rates, which were included in convertible notes on our consolidated balance sheets. The changes in the fair value of the Convertible Notes and related warrants were recorded as “changes in fair value” as a component of other income (expenses) in our consolidated statements of operations. The changes in fair value related to the accrued interest components of the Convertible Notes were also included within the single line of change in fair value of convertible notes on our consolidated statements of operations. Upon the initial public offering of our common stock (on November 25, 2024), the fair value of the Convertible Notes and related warrants were converted to equity effective November 25, 2024.
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of March 31, 2025 and December 31, 2024, respectively, we had a 12.2% and 12.2% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of the end of 2024, a total of $9,791,360 of the $12 million had been raised, and it was unclear if an effort would be made to round out the remainder of the initial targeted raise. We retain a 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024, and recorded no further adjustment in the value of Flavored Bourbon, LLC through the remainder of 2024.
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
Comparison of the Results of Operations for the Three Months Ended March 31, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024	Change
Net Sales
Products	$838,055	$1,231,823	$(393,768)
Services	253,928	474,336	(220,408)
Total Net Sales	1,091,983	1,706,159	(614,176)

Cost of Sales
Products	814,209	1,213,565	(399,356)
Services	5,889	84,057	(78,168)
Total Cost of Sales	820,098	1,297,622	(477,524)
Gross Profit	271,885	408,537	(136,652)

Operating Expenses
Sales and Marketing	1,315,386	1,189,854	125,532
General and Administrative	1,407,676	1,445,553	(37,877)
Total Operating Expenses	2,723,062	2,635,407	87,655
Operating Loss	(2,451,177)	(2,226,870)	(224,307)

Other Income (Expense)
Interest Expense	(523,214)	(601,006)	77,792
Gain on Investment	—	3,421,222	(3,421,222)
Change in Fair Value of Convertible Notes	—	(571,089)	571,089
Change in Fair Value of Warrant Liabilities	—	430,208	(430,208)
Other (Income) / Expense	(58,656)	374	(59,030)
Total Other Expense	(581,870)	2,679,709	(3,261,579)
Income/(Loss) Before Income Taxes	(3,033,047)	452,839	(3,485,886)
Income Taxes			—
Net Income / (Loss)	$(3,033,047)	$452,839	$(3,485,886)

Net Income / (Loss) Per Share, Basic	$(0.34)	$1.12	$(1.46)

Weighted Average Common Shares Outstanding, Basic	9,662,201	403,329	$9,258,872

Net Income/(Loss) Per Share, Diluted	$(0.34)	$0.13	$(0.47)

Weighted Average Common Shares Outstanding, Diluted	9,662,201	3,473,832	6,188,369

Net Sales

	Three Months Ended March 31, (rounded to $000’s)
Total Sales	2025	2024	Change
Products	$838,000	$1,232,000	$(394,000)
Services	254,000	474,000	(220,000)
	$1,092,000	$1,706,000	$(614,000)
Net sales were approximately $1,092,000 and $1,706,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $614,000, or 36.0%, period over period.
The approximately $394,000 net decrease in products sales, period over period, included:

Products Sales	Three Months Ended March 31, (rounded to $000’s)
	2025	2024	Change
Wholesale	$269,000	$319,000	$(50,000)
Retail	569,000	742,000	(173,000)
Third Party	—	171,000	(171,000)
	$838,000	$1,232,000	$(394,000)
•The approximately $50,000 decrease in wholesale product sales was primarily the result of the timing of orders through the wholesale channel moved into second quarter 2025 that occurred in first quarter 2024 and the reduction of sales of low margin spirits as we continue to move our emphasis to higher margin items.
•Retail products sales included the impact of sales from the launch of our Special Operations Salute product line in November 2023, with sales associated with that new product line of approximately $227,000 and $280,000 for the three months ended March 31, 2025 and 2024,and which is an important part of our strategy as our margins on sales direct to consumers are highest for us. The year over year approximately $173,000 decrease included is the result of the timing of orders fulfilled through the DtC retailer channel, which consisted of large load in by the retailers in the fourth quarter 2024, modest reorders in the first quarter 2025 as the retailers moved through their inventory and the movement of reorders into second quarter 2025 that occurred in first quarter 2024 for DtC items. A portion of the reduction in retail revenue in three months ended March 31, 2025 versus 2024 was also from the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We plan to reopen those locations on Mondays and Tuesdays as we get closer to the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $171,000 decrease in third-party products sales was primarily a result of winding down our contracts on producing bulk whiskey for third parties in 2024 as we continue to shift our focus and resources into higher margin activities.
Online DtC Product Sales from our online distributor’s inventory sold retailers for resale to retail customers for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflected the Company’s increased focus on high-margin direct to consumer (“DtC”) and online sales period over period. The tables below report the substantial increase in the retail value of DtC products sold to consumers during the three months ended March 31, 2025 versus 2024 (sales from our online distributor’s inventory) as follows (in dollars and units sold):

	Three Months Ended March 31, (rounded to $000’s)
Products Sales - DtC and online	2025	2024	Change	% Increase
Salute Series and Military DtC Spirits	$426,000	$241,000	$185,000	76.8%
Other HDC DtC Spirits	13,000	7,000	6,000	85.7%
	$439,000	$248,000	$191,000	77.0%

	Three Months Ended March 31, (Units)
Products Sales - DtC and online	2025	2024	Change	% Increase
Salute Series and Military DtC Spirits	4,253	2,047	2,206	107.8%
Other HDC DtC Spirits	317	225	92	40.9%
	4,570	2,272	2,298	101.1%
•The difference in Salute Series and Military DtC Spirits growth of 107.8% for units sold of 107.8% year over year versus the 76.8% increase in revenue for those same products is the result of us release more bottle only products at $95 per unit during the three months ended March 31, 2025 versus 2024. In the first quarter 2024 we were primarily selling the Army SOF in tube for $125 at retail, whereas during the same time period in 2025 we had a broader selection of spirits under the Salute Series banner, with more units selling for $95.
•Since the launch of the Army SOF version in late October 2023, sales of our of Salute Series products directly to consumers in our tasting rooms and online, has increased approximately $185,000 to approximately $426,000 for the three months ended March 31, 2025 compared to approximately $241,000 for the three months ended March 31, 2024.
The approximately $220,000 decrease in net sales of services period over period included:

Services Sales	Three Months Ended March 31, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$6,000	$111,000	$(105,000)
Retail Services	239,000	300,000	(61,000)
Consulting and Other	9,000	63,000	(54,000)
	$254,000	$474,000	$(220,000)
•The approximately $105,000 decrease in third-party production resulted from the ending of a low-margin third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner as we made the choice to focus our time, energy and resources on higher margin activities. Lesser amounts of revenue in this category in 2024 came from contract bottling services; and third-party barrel sales and storage revenues.
•The approximately $61,000 decrease in retail services was the result of the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We plan to reopen those locations on Mondays and Tuesdays as we get closer to the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $54,000 decrease in consulting fees is related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in planning phase into construction phase in preparation for openings in late 2025.

Cost of Sales
Cost of sales were approximately $820,000 and $1,298,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $478,000, or 36.8%, period over period.

	Three Months Ended March 31, (rounded to $000’s)
Cost of Sales	2025	2024	Change
Products	814,000	1,214,000	$(400,000)
Services	6,000	84,000	(78,000)
	$820,000	$1,298,000	$(478,000)
The approximately $400,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $199,000 to approximately $353,000 for the three months ended March 31, 2025, from approximately $552,000 for the three months ended March 31, 2024, and a decrease in unabsorbed overhead of approximately $201,000 to approximately $461,000 as of March 31, 2025 from approximately $662,000 as of March 31, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2024 relative to 2023. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of sales decreased by approximately $78,000 to approximately $6,000 for the three months ended March 31, 2025 from approximately $84,000 for the three months ended March 31, 2024 primarily resulting from us ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Sales	Three Months Ended March 31, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$353,000	$552,000	$(199,000)
Overhead – Unabsorbed	461,000	662,000	(201,000)
	$814,000	$1,214,000	$(400,000)

Components of Products Cost of Sales	Three Months Ended March 31, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	43.4%	45.5%	(2.1)%
Overhead – Unabsorbed	56.6%	54.5%	2.1%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 56.6% and 54.5% for the three months ended March 31, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. While we made progress seeing this cost drop to 41.3% in the full year ended December 31, 2024, from 44.6% in the full year ended December 31, 2023, we have significant opportunities to push this cost component down further in 2025 and beyond by reducing unused capacity and reducing our real estate footprint to get leaner and more efficient. The increase in the unabsorbed overhead percentage in the first quarter of of 2025 compared to the fourth quarter 2024 is a reflection of the large product sales and volume we had during in the fourth quarter of 2024 given fourth quarter of a year is typically the strongest quarter and the first quarter is typically the slowest quarter of the year in the spirits industry. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $400,000 decrease in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales	Three Months Ended March 31, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$174,000	$267,000	$(93,000)
Spirits – Retail	146,000	129,000	17,000
Spirits – Third Party	—	99,000	(99,000)
Merchandise and Prepared Food	33,000	57,000	(24,000)
Unabsorbed Overhead	461,000	662,000	(201,000)
	$814,000	$1,214,000	$(400,000)
•The approximately $93,000 decrease in wholesale product cost of sales to approximately $174,000 for the three months ended March 31, 2025 compared to approximately $267,000 for the three months ended March 31, 2024 was primarily the result of the shifting of some wholesale orders from the first quarter to the second quarter based on timing of reorders in the wholesale channel and the continued reduction of focus on our part on low margin items as we shift focus to higher margin items.
•The decrease to $0 in third-party production costs is due to no such activity in the three months ended March 31, 2025.
•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, decreased by approximately $201,000 to approximately $461,000 for the three months ended March 31, 2025 compared to approximately $662,000 for the three months ended March 31, 2024. The unabsorbed overhead expense indicates our underutilization of current production capacity as we move away from low-margin, high volume products into higher margin products. Our goal continues to be the reduction of unabsorbed overhead over time as our production volumes increase with increased sales and as we reduce overhead costs associated with excess production capacity, warehouse space and other real estate. The combined efforts of increasing high margin product sales and reducing general overhead costs are geared toward reducing our overhead expenses to have our remaining overhead right-sized to our strategy of focusing on producing and selling high margin super premium items. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures). Unabsorbed overhead includes approximately $2,000 in product inventory write downs and adjustments in the three months ended March 31, 2025 compared to approximately $79,000 in the three months ended March 31, 2024.
Gross Profit
Gross profit was approximately $272,000 and $409,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $137,000, or 33.5%, period over period, and included:

Total Gross Profit	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Products	$24,000	$19,000	$5,000
Services	248,000	390,000	(142,000)
	$272,000	$409,000	$(137,000)

Total Gross Margin	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Products	2.8%	1.5%	1.3%
Services	97.7%	82.3%	15.4%
	24.9%	24.0%	0.9%
It is important to note the $24,000 in Products Gross Profits, and the resulting low Gross Margin of 2.8%, is after layering in the $461,000 in unabsorbed overhead costs.
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $485,000 and $681,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately $196,000, or 28.8%, period over period, and included:

	Three Months Ended March 31, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead	2025	2024	Change
Products	$24,000	$19,000	$5,000
Add Back: Unabsorbed Overhead	461,000	662,000	(201,000)
Products Gross Profit Excluding Unabsorbed Overhead	485,000	681,000	(196,000)
Services	248,000	390,000	(142,000)
Total Gross Profit Excluding Unabsorbed Overhead	$733,000	$1,071,000	$(338,000)

	Three Months Ended March 31, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead	2025	2024	Change
Products	2.8%	1.5%	1.3%
Add Back: Unabsorbed Overhead	55.0%	53.7%	1.3%
Products Gross Margin Excluding Unabsorbed Overhead	57.9%	55.3%	2.6%
Services	97.7%	82.3%	15.4%
Total Gross Margin Excluding Unabsorbed Overhead	67.1%	62.8%	4.3%
Gross Margin excluding unabsorbed overhead of 67.1% for the three months ended March 31, 2025 compared to 62.8% for the same period in 2024 is a significant increase, as is the improvement compared to the 55.6% we reported for the full year 2024, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis
Gross Margin numbers above are based on the total sales for the three months ended March 31, 2025 and 2024 as follows:

Total Sales	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Products	$838,000	$1,232,000	$(394,000)
Services	254,000	474,000	(220,000)
	$1,092,000	$1,706,000	$(614,000)
•Gross margin was approximately 24.9% and 24.0% (67.1% and 62.8%, excluding unabsorbed overhead) for the three months ended March 31, 2025 and 2024, respectively, based upon total net sales of approximately $1,092,000 and $1,706,000, respectively. As we add more Special Operations Salute sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024 and phase out producing barrels of whiskey for third parties under contract in late 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.
•Gross margin for Products of 2.8% (57.9% excluding unabsorbed overhead) for the three months ended March 31, 2025 compared to 1.5% (55.3% excluding unabsorbed overhead) for the three months ended March 31, 2024 are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system), and approximately $2,000 in product inventory write downs in the three months ended March 31, 2025 compared to approximately $79,000 in product inventory write downs and adjustments in the three months ended March 31, 2024. As we work to shed some of our excess capacity and overhead, and as we increase our sales of higher margin items, we expect this Products gross margin to increase significantly (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $1,315,000 for the three months ended March 31, 2025 compared to approximately $1,190,000 for the three months ended March 31, 2024. This approximately $125,000 increase included:

Sales and Marketing Expense	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Expense	$729,000	$645,000	$84,000
Tasting Room	22,000	34,000	(12,000)
Leases and Rentals	190,000	166,000	24,000
Sales and Marketing Expenses	206,000	96,000	110,000
Other	168,000	249,000	(81,000)
	$1,315,000	$1,190,000	$125,000
•The approximately $84,000 increase in personnel expense was primarily a result of moving a full time employee into the Salute Series sales pipeline to drive more adoption and to grow the brand.

•The approximately $110,000 increase in sales and marketing expenses included: an increase in digital advertising production expense to drive DtC sales of our highest margin spirits brands, offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform.
•The approximately $81,000 decrease in other sales and marketing expenses stems from decreased deals, discounts, rebates and incentives offered to wholesale distributors for low margin products and the ending of a contract for an outside sales consultant as of December 31, 2024.
•General and Administrative Expenses
General and administrative expenses were approximately $1,308,000 for the three months ended March 31, 2025, compared to approximately $1,447,000 for the three months ended March 31, 2024. This approximately $139,000 decrease included:

General and Administrative Expense	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Non-Cash Expense	$409,000	$499,000	$(90,000)
Recruiting and retention	5,000	5,000	—
Professional Fees	200,000	287,000	(87,000)
Leases and Rentals	143,000	173,000	(30,000)
Depreciation	249,000	259,000	(10,000)
Other	302,000	224,000	78,000
	$1,308,000	$1,447,000	$(139,000)
•The approximately $90,000 decrease in wages and related expenses was primarily the result of additional matching RSU compensation on a noncash basis related to deferred compensation during the three months ended March 31, 2024 with no such deferred compensation or matching program for the three months ended March 31, 2025. Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as we completed a successful public offering of our common stock (which occurred on November 25, 2024), when the employees would then be paid their respective deferral, plus RSUs or stock options (under the existing 2019 Plan and the new 2024 Plan discussed in Notes 2 and 7 of our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024).
•The approximately $30,000 decrease in leases and rentals was primarily the result of moving from a large warehouse in Eugene, Oregon to a smaller warehouse starting in January 2025.
•The approximately $78,000 increase in other general and administrative expenses included accumulative smaller changes in utilities, travel, general insurance, public company related insurance and other administrative expenses, including board compensation.
•The approximately $87,000 decrease in professional fees expense included:

Professional Fees	Three Months Ended March 31, (rounded to $000’s)		Change
	2025	2024
Accounting and Valuation Services	$15,000	$163,000	$(148,000)
Legal	32,000	73,000	(41,000)
Consulting	—	38,000	(38,000)
Other	153,000	13,000	140,000
	$200,000	$287,000	$(87,000)
A majority of our professional fees expense in the three months ended March 31, 2025 and 2024 were incurred as a result of: general preparedness of our financial reporting and capital structure for our initial public offering and related SEC reporting, and the preparation and filing of an S-1 related to the ELOC we put in place during the quarter. Accordingly, within that context, most of our professional fees expense and changes in expense levels between the respective year-over-year periods were as follows:
•The approximately $148,000 decrease in accounting and valuation services expenses were primarily the result of the end of the need for valuation related services subsequent to the reclassification of convertible notes and liabilities (which were recorded at fair value) to equity effective upon our IPO in November 2024.
•The approximately $41,000 decrease in legal fees was primarily the result of legal work in the three months ended March 31, 2025 including expenses related to our SEC filings, ELOC Agreement and Series B Preferred Stock, compared to legal work in the three months ended March 31, 2024 including expenses related to our Whiskey Notes offering, acquisition of Thinking Tree Spirits,and work on preparation for our initial public offering (which began in late 2023).
•The approximately $140,000 increase in other professional fees was primarily the result of related to third party investor relations and media relations services and moving human resources and payroll to outside firms.
Beginning in late 2023 we began exploring other funding options, including an initial public offering While the costs directly associated with this activity were capitalized and deferred to the balance sheet to be recognized as a cost of the transaction upon a successful completion or other disposition, we also incurred certain other expenses related to preparing for the transaction that did not directly qualify for capitalization and deferral, such as the preparation of audited consolidated financial statements, and certain expenses for valuation and other financial services. On November 25, 2024, we successfully completed our initial public offering, and recognized approximately $2,368,000 of deferred offering expenses as a cost of the transaction.
Interest Expense
Interest expense decreased by approximately $78,000 to approximately $523,000 for the three months ended March 31, 2025, compared to approximately $601,000 for the three months ended March 31, 2024. The decrease included approximately $69,000 resulting from the decreased principal balance of the Silverview loan in 2025 compared to 2024, and an approximately $9,000 decrease in interest expense related to the channel partners loan having been paid off in 2024.
Income Taxes
The provision for income taxes for the three months ended March 31, 2025 and 2024 was immaterial, primarily as we were in a net loss position for those periods.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
EBITDA and Adjusted EBITDA: EBITDA represents GAAP net income / (loss) adjusted for (i) depreciation of property and equipment; (ii) interest expense; (iii) share-based compensation; and (iv) provision for income taxes. Adjusted EBITDA represents EBITDA adjusted for the recognition of share-based compensation, non recurring gains and losses;

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
The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the three months ended March 31, 2025 and 2024. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Three Months Ended March 31, (rounded to $000’s)
Gross Profit Analysis Excluding Unabsorbed Overhead	2025	2024
GAAP Total Net Sales	$1,092,000	$1,706,000
GAAP Gross Profit	$272,000	$409,000
GAAP Gross Profit Additions/(Deductions):
Unabsorbed Overhead	461,000	662,000
Adjusted Gross Profit excluding unabsorbed overhead	$733,000	$1,071,000
GAAP Gross Margin	24.9%	24.0%
Adjusted Gross Margin excluding unabsorbed overhead	67.1%	62.8%
The above Adjusted Gross Margin excluding unabsorbed overhead shows the cost of production of our products and services based on raw inputs and direct labor and overhead, removing all unabsorbed overhead expenses for unused capacity. This allows us to examine the cost of each product and its margin as we evaluate where our areas of product focus should be. Considering we had low margin activity in our portfolio through early 2024 (for example, well vodka and third-party production) an Adjusted Gross Margin excluding unabsorbed overhead greater than 50% is remarkable for a craft producer. As we increase the use of unused capacity, reduce capacity and continue to shift away from low margin activities towards our focus on higher margin products, we would expect to see both the GAAP Gross Margin and the Adjusted Gross Margin excluding unabsorbed overhead increase.
It is important to note specifically that the Adjusted Gross Margin excluding unabsorbed overhead includes revenue from low margin barrel production contracts we had through early 2024 and that we do not expect to be performing for the foreseeable future as we focus on higher margin activities.
In an ideal scenario a producer would be at 100% utilization and producing high margin items exclusively. Knowing this, we are examining operations, assets and our existing real estate footprint to drive better utilization and reduce overhead with the goal of driving down unabsorbed overhead and decreasing unused asset capacity.

The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, (rounded to $000’s)
EBITDA Analysis	2025	2024
Net Income / (Loss)	$(3,033,000)	$453,000
Add (Deduct):
Income Tax	—	—
Interest Expense	523,000	601,000
Depreciation and Amortization	297,000	320,000
EBITDA	$(2,213,000)	$1,374,000
Change in fair value of convertible notes	—	571,000
Change in fair value of warrant liabilities	—	(430,000)
Investment (Gain) Loss	—	(3,421,000)
Adjusted EBITDA	$(2,213,000)	$(1,906,000)
Liquidity and Capital Resources
We have prepared our condensed consolidated financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations as we have invested in equipment, location buildout, inventory buildout (including laying down barrels of whiskey for aging) and marketing to grow our presence and brands. To date, our primary sources of capital have been private and public placements of equity securities, term loans, and convertible debt. During the three months ended March 31, 2025 and 2024, we had net income / (loss) of approximately $(3,033,000) and $453,000, respectively (of which, approximately $0 and $3,280,000, respectively, stemmed from the (increase)/decrease in fair value of certain convertible notes, warrants and contingencies, and gain on investment). We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in inventory, assets, working capital and otherwise in the growth of our business.
At March 31, 2025, we had outstanding aged payables to vendors in the aggregate amount of approximately $5,519,000, inclusive of accrued amounts to service providers who were providing services for us related to our IPO. We reached agreements with most of these vendors, including the vendors with some of the largest outstanding invoices, to be paid soon after the IPO or periodically on payment plans. Of the aforementioned vendor obligations, approximately $1,364,817 were for services related to the preparation of our IPO. A significant amount of the remaining payables relate to marketing and sports sponsorship fees that were agreed upon or contracted for prior to the COVID-19 lockdowns, but were put on hold or held over during those lockdowns and then restarted after the COVID lockdowns ended pursuant to the terms of the agreements. All of those sports marketing contracts have been completed as of the end of 2024 and will not be renewed, and we expect to make payments to those vendors in a way that allows us to manage our cash on hand as we grow our higher-margin revenue in 2025. Given our shift away from low-margin products and services, management believes the use of cash for higher-margin activities and priorities, requiring fewer raw goods units to drive more top line revenue, and more profitable revenue, will also assist with reducing and eventually eliminating our cash burn. While we believe we have put in place satisfactory payment terms for the payment of most of our outstanding payables, there is a risk that one or more of our vendors could demand a more immediate payment or initiate litigation against us in an attempt to force payment of the amounts owed. In such a case, the litigation could cause us to incur significant costs defending such action, and any such payment could materially affect our business, financial condition or liquidity.
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
As discussed above, in the past, we had violated various financial and other debt covenants in the Silverview Loan agreement, including our failure to timely furnish to Silverview our consolidated financial statements for the months of 2024 prior to the completion of our IPO and for the year ended December 31, 2023. Because we had reached an agreement in principal with Silverview in June 2024 on the treatment of such waivers and the elimination of certain reporting requirements and covenants leading up to the IPO and we were working to paper those modifications while working on the IPO, we determined that the Silverview Loan should be classified as a current liability as of the date of our IPO. As of the date of our IPO (November 25, 2024) the outstanding principal balance on the Silverview Loan was $12,250,000, with approximately $1,568,0000 having been paid towards principal subsequent to the closing of the IPO through December 31, 2024 leaving an outstanding balance of the Silverview Loan of approximately $10,682,000 at December 31, 2024 In the three months ended March 31, 2025, approximately $300,000 was paid towards principal, leaving an outstanding balance on the Silverview Loan of approximately $10,382,438.
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

In April 2020, we were granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan could be forgiven if the proceeds are used in accordance with the terms of the program within the eight or 24-week measurement period. The loan terms required the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, our bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2021, the forgiveness was partially rescinded by the SBA and we recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in PPP debt. Under the terms of the PPP loan, we have also recorded interest on the PPP loan at the rate of 1%, for a total of $107,255 as of December 31, 2024. We are currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that we have 18-24 months to repay the PPP loan. Following the date of the forgiveness, the remaining principal balance of the PPP loan of $2,269,456 is expected to be repaid in the next 12 months with our general assets.
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	Three Months Ended March 31, (rounded to $000’s)
	2025	2024
Net Cash Used in Operating Activities	$(2,031,000)	$(2,660,000)
Net Cash Provided by Investing Activities	65,000	5,000
Net Cash Provided by Financing Activities	1,612,000	3,032,000
Net increase / (decrease) in cash	$(354,000)	$377,000
Net Cash Used in Operating Activities
During the three months ended March 31, 2025 and 2024, net cash used in operating activities was approximately $(2,031,000) and $(2,660,000), respectively, resulting primarily from net income / (loss) of approximately $(3,033,000) and $453,000, respectively. During the three months ended March 31, 2025 and 2024, approximately $554,000 and $(400,000), respectively, of cash was (used) / generated by changes in operating account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $447,000 and $(2,713,000) in the respective periods.
The approximately $447,000 of non-cash adjustments for the three months ended March 31, 2025 consisted primarily of approximately: $297,000 of depreciation expense; $96,000 of non-cash amortization of operating lease right-of-use assets; $6,000 of loss on disposal of property and equipment; and, $50,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $(2,713,000) of non-cash adjustments in the three months ended March 31, 2024 included approximately: $320,000 of depreciation expense; $144,000 of non-cash amortization of operating lease right-of-use assets; $571,000 of loss on change in fair value of convertible notes; and $84,000 of non-cash interest expense primarily associated with our notes payable, offset by: $3,421,000 of gain on change in fair value of investment; and $430,000 of gain on change in fair value of warrant liabilities.
Net Cash Provided by Investing Activities
During the three months ended March 31, 2025 and 2024, net cash provided by investing activities was approximately $65,000 and $5,000, respectively, related primarily to the purchase of property and equipment, net of amounts related to proceeds from sale of assets.
Net Cash Provided By Financing Activities
During the three months ended March 31, 2025 and 2024, net cash provided by financing activities was approximately $1,612,000 and $3,032,000, respectively. The cash proceeds received in the three months ended March 31, 2025 were primarily comprised of approximately: $232,000 from the sale of common stock under the ELOC; $1,680,000 from the sale of Series B Preferred Stock (and warrants for the first two non-ELOC Investor subscriptions); offset by repayment of notes payable of $300,000. The cash proceeds received in the three months ended March 31, 2024 of approximately $3,032,000 were related to approximately: proceeds from convertible notes of $3,116,000 (of which approximately $1,100,000 was from a related party); $39,000 proceeds from notes payable; offset by deferred transaction costs associated with our IPO of $(82,000); and repayment of notes payable of $(41,000).
Supplemental Cash Flow Information
During the three months ended March 31, 2025, supplemental cash flow activity included approximately: $474,000 of cash paid for interest expense; $182,000 of right-of-use assets obtained in exchange for new operating lease liabilities; and $8,000 of unpaid property and equipment additions. For the three months ended March 31, 2024, supplemental cash flow activity included approximately: $517,000 of cash paid for interest expense; and $77,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this filing.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements, we believe that the following estimates are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the three months ended March 31, 2025 or 2024.
Emerging Growth Company Status
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i)

are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
a) due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the condensed consolidated financial statements will not be prevented or detected on a timely basis; and
b) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.
We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
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
On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and our company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and our investment in Thinking Tree Spirits.
Item 1A. Risk Factors
As a “smaller reporting company,” we are not required to provide the information required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not issue any unregistered equity securities during the the period covered by this report.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The Exhibits listed in the Exhibit Index are filed as part of this quarterly report on Form 10-Q. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.2	November 26, 2024
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1/A	333-279382	3.8	October 3, 2024
3.4	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
4.1	Specimen common stock certificate	S-1/A	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1/A	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1/A	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1/A	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1/A	333-279382	4.8	October 25, 2024
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024
4.10	Form of outstanding warrants that expires April 1, 2028	10-K	001-42411	4.10	April 28, 2025
4.11	Form of outstanding warrants that expires February 21, 2030	POS-AM	333-284509	4.11	May 7, 2025
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1/A	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1/A	333-279382	10.5	August 28, 2024
10.7	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.8	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 25, 2024
10.9	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.10	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.11	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.12	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: May 20, 2025	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

Date: May 20, 2025	By:	/s/ Michael Carrosino
Michael Carrosino Chief Executive Officer Principal Financial Officer and Principal Accounting Officer