Form 10-Q
period 2025-06-30
Heritage Distilling Holding Company, Inc.
filed 2025-08-14
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of August 13, 2025, was 26,239,027.

Part I - Financial Information
Item 1. Financial Statements
HERITAGE DISTILLING HOLDING COMPANY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$185,953	$453,162
Accounts Receivable	210,708	638,890
Inventory	2,315,452	2,471,567
Other Current Assets	391,899	355,928
Total Current Assets	3,104,012	3,919,547

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	4,832,975	5,449,412
Operating Lease Right-of-Use Assets, net	3,284,292	3,303,158
Investment in Flavored Bourbon LLC	14,285,222	14,285,222
Intangible Assets (Note 8)	403,165	421,151
Goodwill (Note 8)	589,870	589,870
Other Long Term Assets	38,565	31,666
Total Long Term Assets	23,434,089	24,080,479
Total Assets	$26,538,101	$28,000,026

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$6,881,484	$4,979,353
Accrued Payroll	1,808,650	950,974
Accrued Tax Liability	1,611,678	1,535,628
Other Current Liabilities	760,950	1,253,052
Operating Lease Liabilities, Current	1,208,917	1,131,545
Notes Payable, Current	3,989,991	3,758,595
Accrued Interest	181,057	202,367
Total Current Liabilities	16,442,727	13,811,514

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	2,698,046	2,810,015
Notes Payable, net of Current Portion	8,989,438	9,482,339
Accrued Interest, net of Current Portion	1,167,414	977,316
Other Long Term Liabilities	127,075	127,075
Total Long-Term Liabilities	12,981,973	13,396,745
Total Liabilities	29,424,700	27,208,259

Commitments and Contingencies (Note 10)

Stockholders’ Equity / (Deficit)
Preferred Stock - par value $0.0001 per share, 5,000,000 shares authorized:
Series A Convertible, 500,000 shares designated; 210,700 shares issued and outstanding as of June 30, 2025 and December 31, 2024	21	49
Series B Convertible, 850,000 and 0 shares designated; 744,354 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	74	—
Common Stock, par value $0.0001 per share; 490,000,000 shares authorized; 12,727,886 and 5,273,611 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,299	556
Additional Paid-In-Capital	81,574,150	74,925,180
Accumulated Deficit	(84,462,143)	(74,134,018)
Total Stockholders’ Equity / (Deficit)	(2,886,599)	791,767
Total Liabilities & Stockholders’ Equity / (Deficit)	$26,538,101	$28,000,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET SALES
Products	$1,060,443	$1,444,035	$1,898,498	$2,675,858
Services	261,379	398,280	515,307	872,616
Total Net Sales	1,321,822	1,842,315	2,413,805	3,548,474

COST OF SALES
Products	1,082,943	1,097,898	1,897,152	2,311,463
Services	11,791	(3,380)	17,680	80,677
Total Cost of Sales	1,094,734	1,094,518	1,914,832	2,392,140
Gross Profit	227,088	747,797	498,973	1,156,334

OPERATING EXPENSES
Sales and Marketing	1,971,923	1,297,796	3,287,310	2,487,650
General and Administrative	4,904,126	1,747,694	6,311,802	3,193,246
Total Operating Expenses	6,876,049	3,045,490	9,599,112	5,680,896
Operating Loss	(6,648,961)	(2,297,693)	(9,100,139)	(4,524,562)

OTHER INCOME / (EXPENSE)
Interest Expense	(595,309)	(634,650)	(1,118,522)	(1,235,656)
Gain on Investment	—	—	—	3,421,222
Change in Fair Value of Convertible Notes	—	9,615,837	—	9,044,748
Change in Fair Value of Warrant Liabilities	—	1,274,812	—	1,705,020
Change in Fair Value of Contingency Liability	—	457,127	—	457,127
Other Income / (Expense)	(47,686)	218	(106,342)	592
Total Other Income / (Expense)	(642,995)	10,713,344	(1,224,864)	13,393,053
Income / (Loss) Before Income Taxes	(7,291,956)	8,415,651	(10,325,003)	8,868,491
Income Taxes	(3,122)	(9,150)	(3,122)	(9,150)
Net Income / (Loss)	$(7,295,078)	$8,406,501	$(10,328,125)	$8,859,341

Net Income / (Loss) Per Share, Basic	$(0.77)	$19.90	$(1.16)	$20.97

Weighted Average Common Shares Outstanding, Basic	11,000,519	421,799	10,335,057	421,799

Net Income / (Loss) Per Share, Diluted (See Note 13)	$(0.77)	$1.29	$(1.16)	$(2.44)

Weighted Average Common Shares Outstanding, Diluted	11,000,519	4,573,063	10,335,057	4,573,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)
(unaudited)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Accumulated Equity / (Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance March 31, 2025	6,921,564	$721	494,840	$49	167,981	$17	$76,837,302	$(77,167,065)	$(328,976)
Private Placement of Series B Preferred Stock (and warrants) (See Note 7)	—	—	—	—	111,200	11	1,111,990	—	1,112,001
ELOC Agreement Sales of Common Stock	1,107,439	111	—	—	—	—	497,537	—	497,648
Exercise of Prepaid Warrants to Purchase Common Stock	1,815,999	182	—	—	—	—	(182)	—	—
Exercise of Common Warrants to Purchase Common Stock	109,945	11	—	—	—	—	(11)	—	—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	42	(14)	—	—
RSUs Vested	2,772,939	275	—	—	—	—	(275)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	3,127,807	—	3,127,807
Net Income / (Loss)	—	$—	—	—	—	—	—	(7,295,078)	(7,295,078)
Ending Balance June 30, 2025	12,727,886	$1,299	210,700	$21	744,354	$74	$81,574,150	$(84,462,143)	$(2,886,599)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Accumulated Equity / (Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2024	5,273,611	$556	494,840	$49	—	$—	$74,925,181	$(74,134,018)	$791,767
Private Placement of Series B Preferred Stock (and warrants) (See Note 7)	—	—	—	—	167,981	28	2,791,782	—	2,791,810
Exercise of ELOC Commitment Warrant	67,162	7	—	—	—	—	60	—	67
ELOC Agreement Sales of Common Stock	330,014	144	—	—	—	—	729,930	—	730,074
Exercise of Prepaid Warrants to Purchase Common Stock	3,066,776	307	—	—	—	—	(307)	—	—
Exercise of Common Warrants to Purchase Common Stock	109,945	11	—	—	—	—	(11)	—	—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	42	(14)	—	—
RSUs Vested	2,772,939	275	—	—	—	—	(275)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	3,127,807	—	3,127,807
Net Income / (Loss)	—	—	—	—	—	—	—	(10,328,125)	(10,328,125)
Ending Balance June 30, 2025	12,727,886	$1,299	210,700	$21	744,354	$74	$81,574,150	$(84,462,143)	$(2,886,599)

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance March 31, 2024	432,442	$72	—	$—	$31,421,948	$(74,391,636)	$(42,969,616)
Acquisition of Thinking Tree Spirits	14	—	—	—	—	—	—
Preferred Stock Issued	—	—	183,000	18	1,550,982	—	1,551,000
Shares Repurchased	(14)	—	—	—	(2,430)	—	(2,430)
Warrants Issued	—	—	—	—	279,000	—	279,000
Warrants Exercised	9,493	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	8,406,501	8,406,501
Ending Balance June 30, 2024	441,935	$72	183,000	$18	$33,249,500	$(65,985,135)	$(32,735,545)

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance December 31, 2023	381,484	$67	—	$—	$31,421,953	$(74,844,476)	$(43,422,456)
Acquisition of Thinking Tree Spirits	50,972	5	—	—	(5)	—	—
Preferred Stock Issued	—	—	183,000	18	1,550,982	—	1,551,000
Shares Repurchased	(14)	—	—	—	(2,430)	—	(2,430)
Warrants Issued	—	—	—	—	279,000	—	279,000
Warrants Exercised	9,493	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	8,859,341	8,859,341
Ending Balance June 30, 2024	441,935	$72	183,000	$18	$33,249,500	$(65,985,135)	$(32,735,545)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Net Income / (Loss)	$(10,328,125)	$8,859,341
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	570,456	655,262
Amortization of operating lease right-of-use assets	200,727	257,470
Loss on disposal of property and equipment	8,661	27,311
Gain on Investment	—	(3,421,222)
Change in Fair Value of Convertible Notes	—	(9,044,748)
Change in Fair Value of Warrant Liabilities	—	(1,705,020)
Change in Fair Value of Contingency Liabilities	—	(457,127)
Non-cash Interest Expense	207,282	163,318
Non-cash Share-based Compensation	3,127,807	—

Changes in Operating Assets and Liabilities:
Accounts Receivable	428,182	254,581
Inventory	156,115	(522,335)
Other Current Assets	(35,971)	112,611
Other Long Term Assets	(6,900)	—
Accounts Payable	1,902,131	339,235
Other Current Liabilities	441,625	(593,197)
Operating Lease Liabilities	(216,457)	(308,089)
Net Cash Used in Operating Activities	(3,544,467)	(5,382,609)

Cash Flow from Investing Activities
Proceeds from Purchase of Thinking Tree Spirits	—	5,090
Purchase of Property and Equipment	(28,596)	(292,000)
Proceeds from Sale of Asset	83,902	—
Net Cash Provided by / (Used in) Investing Activities	55,306	(286,910)

Cash Flow from Financing Activities
Proceeds from Notes Payable	—	438,914
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $0 and $1,433,000 for the six months ended June 30, 2025 and 2024, respectively)	—	3,655,870
Repayment of Notes Payable	(300,000)	(85,774)
Common Stock Shares Repurchased	—	(2,430)
Proceeds from Private Placement of Series A Preferred Stock (and warrants)		1,830,000
Proceeds from Private Placement of Series B Preferred Stock (and warrants) (Note 7)	2,791,810	—
Proceeds from ELOC Sales of Common Stock	730,074	—
Proceeds from Warrants Exercised	67	—
Deferred Transaction Costs associated with S-1 Filing	—	(92,326)
Net Cash Provided by / (Used in) Financing Activities	3,221,951	5,744,254
Net Increase / (Decrease) in Cash	(267,209)	74,735
Cash – Beginning of Period	453,162	76,878
Cash – End of Period	$185,953	$151,613

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$911,240	$1,072,338
Income Tax Expense	$3,122	$9,150

Supplemental Schedule of Non-cash Investing and Financing Activities:
Series B Preferred Stock Issued in Exchange for Series A Preferred Stock	$4,092,567	$—
Series B Preferred Stock Issued in Exchange for Prepaid Warrants	$559,180	$—
Exercise of Prepaid Warrants to Purchase Common Stock	$11	$—
Exercise of Common Warrants to Purchase Common Stock	$7	$—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	$4	$—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	$42	$—
RSUs Vested	$275	$—
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$181,861	$—
Transaction Costs Associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$—	$246,308
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
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of an additional 10,000,000 ELOC Shares (the “June 2025 ELOC Registration Statement”), for an aggregate of 15,000,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the shareholders on June 24, 2025.
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
Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statement of operations and the condensed consolidated statements of stockholders’ deficit, for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statement of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments,

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 28, 2025.
Liquidity and Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s recurring net losses, negative working capital, increased accumulated deficit and stockholders’ deficit, raise substantial doubt about its ability to continue as a going concern. During the three months ended June 30, 2025, the Company recorded net (loss) of approximately $(7.3) million. During the six months ended June 30, 2025, the Company recorded net (loss) of approximately $(10.3) million. During the six months ended June 30, 2025, the Company reported net cash used in operations of approximately $3.5 million. On June 30, 2025, the accumulated deficit was approximately $84.5 million and the stockholders’ deficit was approximately $2.9 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these condensed consolidated financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities, and significant current debt obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of June 30, 2025, the Company believes its current cash balances coupled with anticipated cash flow from operating activities may not be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements. The Company has the ability to raise additional funds by issuing equity or equity-linked securities, including through the equity line of credit (ELOC) finalized in February 2025 or the sale of additional shares of Series B Preferred Stock, or other securities or instruments (See Notes 7 and 14). In addition, management is in discussion with additional third parties about different financing options unrelated to the ELOC or Series B Preferred Stock that would make the use of those securities instruments no longer necessary. The Company is evaluating different term sheets to evaluate the best path forward.
Subsequent to June 30, 2025, on August 11, 2025, the Company entered into subscription agreements with certain institutional and accredited investors (collectively the “Investors”) for a private placement of an aggregate of 183,478,891 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and pre-funded warrants (the “Pre-Funded Warrants”) to acquire in the aggregate up to 186,900,000 shares of Common Stock. The purchase price for the Shares was $0.6043 per share (the “Share Price”) and the purchase price for the Pre-Funded Warrants was equal to the Share Price less $0.0001, or $0.6042 per Pre-Funded Warrant. In connection with the announcement of the Offering, the Company announced the launch of its digital asset treasury reserve strategy, effective upon the closing of the Offering, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis. The is no assurance that the Company will be able to close on this transaction, or that if it does close the transaction, that it will be with substantially the same terms as described herein. If the transaction closes, the Company will disclose the final details in a related 8-K filing.
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
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
Risks and Uncertainties
Global Conflict, International Relations and Market Reactions
Management continues to monitor the changing landscape of global conflicts, international relations and related market responses, and their potential impacts on its business. The most recent of these concerns are the announcements of tariffs by the United States on imports from several countries around the world, and the corresponding countervailing tariffs announced by those impacted countries as a result. The scale and reach of the trade war initially impacted the public markets negatively and escalated the war of words and saber rattling between the United States and its primary economic adversaries, further elevating tensions. A direct result of the tariffs at this moment is the reported lack of cargo ships on the water between Asia and ports of call in the United States, indicating a possible supply shortage in the coming months for many items.
In addition, escalating tensions and violence in the middle east, led by strikes from, and retaliatory strikes upon, Yemen create further uncertainty. The very recent escalation of armed conflict between India and Pakistan is adding to this uncertainty, and is particularly concerning given that India stands to become a significant trade partner as the United States attempts to force domestic companies to invest more inside the United States and diversify the countries from which they seek imports. The ongoing conflict in Ukraine, which caused initial disruptions in the grain, natural gas and fertilizer markets, continues to create uncertainty Because the Company relies on grains for part of its raw inputs, these disruptions could increase the supply costs. However, since the Company sources all its grain from local or known domestic suppliers, management considers that the impact of the Ukraine war is not significant based on the Company’s history and relationship with the existing farmers and growers. The other potential conflict the Company monitors is the threatening military activity between China and Taiwan. The Company used to primarily source its glass bottles from vendors who used suppliers in China. Given the risks associated with tariffs increases, the Company asked its suppliers to begin looking for glass suppliers in other countries, and that effort remains ongoing. Finally, the ongoing standoff and strikes between Israel and Hamas is keeping tensions in the region high, further feeding uncertainty in the markets, impacting prices for fuel, transportation, freight and other related items.
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
During the six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
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
The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of June 30, 2025 and December 31, 2024, the Company had customers that individually represented 10% or more of the Company’s accounts receivable. There were three and two individual customers that together represented 93% and 77% of total accounts receivable, as of June 30, 2025 and December 31, 2024, respectively. There were four and four individual customer accounts that together represented 91% and 75% of total revenue for the three months ended June 30, 2025 and 2024, respectively. There were five and three individual customer accounts that together represented 89% and 57% of total revenue for the six months ended June 30, 2025 and 2024, respectively. There were two and two individual suppliers that represented 26% and 34% of total accounts payable, as of June 30, 2025 and December 31, 2024, respectively.

Concentration of Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	37%	14%	28%	—%
Customer B	20%	22%	22%	18%
Customer C	13%	29%	14%	23%
Customer D	—%	—%	13%	—%
Customer E	—%	—%	—%	16%
Customer F	—%	10%	—%	—%
Customer G	21%	—%	12%	—%
	91%	75%	89%	57%
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of June 30, 2025 and December 31, 2024.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of June 30, 2025 and December 31, 2024.
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
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the six months ended June 30, 2025 and 2024.
Investments / Investment in Flavored Bourbon LLC — Non-marketable equity investments of privately held companies are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to Accounting Standards Codification (“ASC”) Topic 321 Investments — Equity Securities (“ASC 321”) as the Company does not exert any significant influence over the operations of the investee company.
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
As of June 30, 2025 and December 31, 2024, the Company had a 12.2% ownership interest in Flavored Bourbon, LLC., respectively, and did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the year ended December 31, 2023. See also Note 10 - Payment Upon Sale of Flavored Bourbon, LLC.
Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the six months ended June 30, 2025 and 2024, the Company repurchased 0 and 14 shares of common stock, respectively.

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
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for three months ended June 30, 2025 and 2024 was $5,971 and $17,383, respectively. The total amount of depletion allowances and sales incentives for six months ended June 30, 2025 and 2024 was $10,020 and $35,489, respectively.
Third Party — The Company produced and sold barreled spirits to Third Party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third Party Barreled Spirits were paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits were produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of June 30, 2025 and December 31, 2024, the Company had deferred revenues of $95,610 and $100,099, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded 261,379 and $398,280 in service revenue in the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. The Company recorded $515,307 and $872,616 in service revenue in the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30,
	2025	2024	2024	2024
Direct to Consumer	$602,983	$939,170	$1,171,697	$1,681,613
Wholesale	457,460	488,703	726,800	806,860
Third Party	—	16,162	—	187,385
Total Products Net Sales	1,060,443	1,444,035	1,898,497	2,675,858
Services	261,379	398,280	515,307	872,616
Total Net Sales	$1,321,822	$1,842,315	$2,413,805	$3,548,474
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
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Sales” within the consolidated statements of operations, which totaled $39,687 and $47,225 for the three months ended June 30, 2025 and 2024, respectively; and $70,263 and $93,067 for the six months ended June 30, 2025 and 2024, respectively.
Shipping and handling costs — Shipping and handling costs of $27,339 and $19,518 were included in “Cost of Sales” within the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. Shipping and handling costs of $81,110 and $109,444 were included in “Cost of Sales” within the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively.
Stock-based compensation — The Company measures compensation for all stock-based awards at fair value on the grant date and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest. (See also Note 7: stock options; and, restricted stock units.)
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
During the six months ended June 30, 2025 and 2024, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted RSUs. See Note 7. Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock. On June 24, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan to up to 5,000,000 shares of common stock. As of June 30, 2025, the Company had made grants of 2,527,500 shares of common stock under the 2024 Plan, and 2,472,500 shares remained authorized for grant.
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
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $46,539 and $159,910 for the three months ended June 30, 2025 and 2024, respectively; and $235,834 and $245,187 for the six months ended June 30, 2025 and 2024, respectively, and were included in “Sales and marketing” in the condensed consolidated statements of operations.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 3 — INVENTORIES
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Finished Goods	$515,422	$461,254
Work-in-Process	815,031	936,181
Raw Materials	984,999	1,074,132
Total Inventory	$2,315,452	$2,471,567
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	June 30, 2025	December 31, 2024
Machinery and Equipment	5 to 20	$3,405,942	$3,478,062
Leasehold Improvements	Lease term	6,930,585	6,930,585
Computer and Office Equipment	3 to 10	2,452,774	2,460,632
Vehicles	5	274,559	274,559
Construction in Progress	N/A	84,954	84,957
Total Property and Equipment		13,148,814	13,228,795
Less: Accumulated Depreciation		(8,315,839)	(7,779,383)
Property and Equipment, net of Accumulated Depreciation		$4,832,975	$5,449,412
Depreciation expense related to property and equipment for the three months ended June 30, 2025 and 2024 was 273,928 and 334,797 respectively; and for the six months ended June 30, 2025 and 2024 was $570,456 and $655,262 respectively.
NOTE 5 — BORROWINGS
Borrowings of the Company consisted of the following:

	June 30, 2025	December 31, 2024
Silverview Loan	$10,382,438	$10,682,438
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	39,247	39,247
City of Eugene	389,875	389,875
Total Notes Payable	13,081,016	13,381,016
Less: Debt Issuance Costs	(101,587)	(140,082)
	$12,979,429	$13,240,934
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
As of June 30, 2025 and December 31, 2024, the outstanding balance of the Silverview Loan was $10,382,438 and $10,682,438, respectively.
In 2024, the Company violated various financial and other debt covenants regarding its failure to comply with the financial covenants and to timely furnish its financial statements for the period through June 2024,when the Company reached an agreement in principal (which was finalized and agreed to in October 2024) with Silverview to complete a loan modification of the Silverview Loan in the following ways, which became effective upon the close of the Company’s initial public offering (which occurred on November 25, 2024): 1) extend the maturity date by 18 months to October 25, 2026; 2) recast the amortization schedule to reduce the amount paid each quarter to allow the Company to preserve cash, as follows: $2,050,000 (including December 2024 interest of $182,438) due December 31, 2024 (which was paid $300,000 in January 2025 and $1,750,000 in December 2024), $700,000 due June 30, 2025 (which was deferred to the third quarter of 2025) and then $500,000 due every six months thereafter; 3) increase in the coupon rate from 15% to 16.5% in the month starting after the close of the Company’s initial public offering (which occurred on November 25, 2024), with monthly interest payments remaining in effect; 4) waiver of any past missed amortization payments; 5) waiver of any past missed covenant faults; 6) 1% additional exit fee due at loan payoff; 7) an additional 1% exit fee due at payoff if the Company does not refinance or repay the entire debt by July 30, 2025; 8) the elimination of EBITDA coverage and interest coverage ratio tests; and 9) simplified reporting requirements to match the reporting the Company must make as a public company. The lender had previously agreed to waive any existing covenant compliance matters as of December 31, 2023 and to forbear exercising its rights and remedies under the loan agreement through the date of IPO. The amount due under the Silverview Loan within one year of June 30, 2025 is classified as a current liability, and the amount due subsequent to one year from June 30, 2025 is classified as a non-current liability as of June 30, 2025 as the Maturity Date is October 25, 2026.
In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest expense on the PPP loan at the rate of 1%, for a total of $5,658 and $5,658 for the three months ended June 30, 2025 and 2024, respectively; $11,254 and $11,254 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest payable on the PPP loan was $118,509 and $107,255 as of June 30, 2025 and December 31, 2024, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In 2023, the Company entered into a secured business loan and security agreement with Channel Partners Capital, LLC (“Channel Partners”) (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which. $47,104 of proceeds was used to pay off the remaining balance of a previous Channel Partners loan. The 2023 Channel Partners Loan matured and was paid in full on October 5, 2024. During its term the 2023 Channel Partners Loan accrued interest at a fixed rate of 13.34%, and had payments of $16,944, principal plus interest was payable monthly. The Company

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of both June 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Channel Partners Loan was $0.
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. (See Note 8.) The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025 and an interest rate of 5% per annum beginning on August 1, 2025. Monthly payments are scheduled to begin on September 1, 2025 in the amount of $6,714, including accrued interest.
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
As of June 30, 2025, the principal repayments of the Company’s debt measured on an amortized basis of $13,081,016 will be due within five years from the issuance of these condensed consolidated financial statements. The outstanding principal repayments due within the next 12 months of $3,989,991 and 3,758,595, respectively, net of debt issuance costs of $70,574 and 140,082, respectively, was classified as a current liability on the Company’s consolidated balance sheet as of June 30, 2025 and December 31, 2024. The outstanding principal repayments due after the next 12 months of $8,989,438, net of debt issuance cost of $50,261, was classified as a long-term liability on the Company’s consolidated balance sheet as of June 30, 2025.
The following table represents principal repayments from 2025 and the years through 2029 and thereafter:

Years Ending	Amount
2025	3,544,917
2026	9,230,229
2027	66,789
2028	239,081
2029	—
thereafter	—
$13,081,016

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
NOTE 6 — FAIR VALUE MEASUREMENT
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 and 2023 Convertible Notes; Warrant Liabilities - 2022 and 2023 Convertible Notes; Whiskey Special Ops 2023 Notes; and Warrant Liabilities - Whiskey Special Ops 2023 Notes were all exchanged and reclassified from liabilities to equity. Accordingly, the respective fair values of those liabilities as of both June 30, 2025 and December 31, 2024 was $0,
The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs during the six months ended June 30, 2025:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities	Acquisition Contingency Liabilities
Balance as of January 1, 2024	$36,283,890	$1,452,562	$794,868	$1,512,692	$—
Issuances	—	3,353,850	—	302,020	584,203
Change in Fair Value	(18,216,803)	9,172,055	89,314	(1,794,334)	(457,127)
Balance as of June 30, 2024	$18,067,087	$13,978,467	$884,182	$20,378	$127,076
There were no financial instruments for which fair value is determined using Level 3 inputs for the six months ended June 30, 2025.
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
As of June 30, 2025, the Company had 12,727,886 shares of common stock issued and outstanding, including the 3,312,148 shares of common stock related to the conversion of the 2022 and 2023 Convertible Notes (comprised of 3,819,542 shares of common stock, net of: 507,394; and subsequently, 1,420,406 additional shares of common stock exchanged for prepaid warrants); and the 2,399,090 shares of common stock related to the conversion of the Whiskey Special Operation Convertible Notes (comprised of 2,946,015 shares of common stock, net of: 546,927; and subsequently, 1,422,265 additional shares of common stock exchanged for prepaid warrants). During the three and six months ended June 30, 2025 and the year ended December 31, 2024, respectively, the Company repurchased 0, 0 and 21 shares of common stock and 1,925,944, 3,243,883 and 317,853 warrants to purchase common stock were exercised.
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
In the second quarter of 2025, the Company’s Board of Directors and shareholders took certain additional actions and approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Second Quarter 2025 Actions and Amendments”). These Second Quarter 2025 Actions and Amendments included, among other things:
•filing a Certificate of Amendment to the Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock on June 12, 2025 to increase the number of authorized shares of Series B Preferred Stock from 750,000 shares to 850,000 shares; and
•filing a first amendment to the Company’s second amended and restated certificate of incorporation on June 24, 2025 to increase the total number of authorized shares of capital stock of the Company to 495,000,000 shares, consisting of 490,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
ELOC Agreement — On January 23, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with an investor (the “ELOC Investor”). Pursuant to the ELOC Purchase Agreement, upon the effectiveness of a related Registration Statement (the “ELOC Registration Statement”) (which was subsequently filed on January 24, 2025) the Company will have the right from time to time (at the Company’s option) to direct the Investor to purchase up to $15,000,000 of the Company’s common stock (subject to certain limitations and conditions. The amount of sales of common stock to the investor under the ELOC Purchase Agreement (the “ELOC Shares”), and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s shares and determinations by the Company regarding the use of proceeds from any sale of such ELOC Shares. The net proceeds from any sales under the ELOC Purchase Agreement will depend on the frequency with, and prices at, which the ELOC Shares are sold to the Investor.
Under the terms of the ELOC Purchase Agreement, the Company issued prepaid warrants exercisable to purchase $75,000 worth of common stock priced at the VWAP per share for the trading day preceding the date such documents are

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
executed (the “Commitment Warrants”). The Commitment Warrants had an exercise price of $0.001 per share and could not be exercised if such exercise into common stock, when combined with other common stock owned by Investor, would cause its ownership to exceed 4.99% of the Company’s overall outstanding common stock. Upon exercise of the Commitment Warrants, the resulting shares shall be called “Commitment Shares”. The Investor agreed not to sell more of such Commitment Shares in any one trading day than is equal to seven percent (7%) of the total trading volume on the day such Commitment Shares are sold. Such warrants were issued to the Investor as consideration for its entry into the ELOC Purchase Agreement. In February 2025, the Company issued 67,162 Commitment Warrants to the ELOC Investor. In February 2025, the Investor exercised the Commitment Warrants for $67.
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of an additional 10,000,000 ELOC Shares (the “June 2025 ELOC Registration Statement”), for an aggregate of 15,000,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the shareholders on June 24, 2025.
Pursuant to the ELOC Purchase Agreement, the Investor also agreed to purchase $1,000,000 of the Company’s Series B Preferred Stock, of which $500,000 will be purchased, and the Company will deliver such Series B Preferred Shares, within twenty four (24) hours after the ELOC Registration Statement is filed with the SEC. The second tranche of $500,000 will be purchased, and the Company will deliver such Series B Preferred shares, within three trading days following the date the ELOC Registration Statement is declared effective by the SEC. Each share of Series B Preferred Stock will have a purchase price of $10.00 per share and a stated value of $12.00 per share, will pay dividends at the rate of 15% per annum of the stated value (or $1.80 per share), and will be convertible by the holder at any time following the 90th day following the date of effectiveness of the ELOC Registration Statement. The conversion of Series B Preferred Stock into common stock shall be determined by dividing (a) an amount equal to 110% of the sum of (i) the stated value plus (ii) the amount of all accrued and unpaid dividends, by (b) the Conversion Price. The Conversion Price shall be the fixed price equaling the Volume Weighted Average Price on the trading day preceding the date the documents required for the offering are executed. The Series B Preferred Stock will be subject to redemption by the Company at the Company’s option at any time following the ninety (90) day anniversary such Series B Preferred Stock is acquired, but subject to any restrictions on such redemption in the Company’s credit facilities, at a redemption price equal to the stated value of the Series B Preferred Stock to be redeemed plus any accrued but unpaid dividends thereon. The shares of common stock that could result from any conversion of Series B Preferred Stock are anticipated to be registered in the Registration Statement resulting from the August 11, 2025 subscription agreements for a private placement. Additional shares of the Company’s Series B Preferred Stock may be sold after the date the ELOC Registration Statement becomes effective. As of January 24, 2025, the Conversion Price was $1.10 per share, and subsequently adjusted to between $0.4763 and $1.12 per share based on the price of our stock when the respective investors subsequently executed documents and purchased their shares.
In accordance with the Company’s obligations under the ELOC Purchase Agreement and the Registration Rights Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Registration Rights Agreement”), the Company filed the ELOC Registration Statement to register the resale by the Investor of (i) up to $15,000,000 of ELOC Shares (up to 5,000,000 shares of common stock, and subsequently an additional 10,000,000 shares of common stock under the June 2025 ELOC Registration Statement) that the Company may elect, in the Company’s sole discretion, to issue and sell to the Investor, from time to time from and after the Commencement Date under the ELOC Purchase Agreement, and (ii) 67,162 Commitment Shares that would result from the exercise of the Commitment Warrants. Unless earlier terminated, the ELOC Purchase Agreement will remain in effect until the earlier of: (i) January 23, 2028, i.e., the expiry of the 36-month period commencing on the date of the ELOC Purchase Agreement, (ii) the date on which the Investor has purchased the Maximum Commitment Amount (the “Commitment Period”), or (iii) an earlier date mutually agreed upon by both the Company and the Investor in the future.
Under the terms of the ELOC Purchase Agreement, the Investor may not purchase any ELOC Shares under the ELOC Purchase Agreement if such shares, when aggregated with all other shares then beneficially owned by the Investor and its affiliates would result in the Investor beneficially owning shares in excess of 4.99% of the number of the Company’s shares outstanding.
In conjunction with the ELOC Purchase Agreement, on January 23, 2025, the Company’s Board of Directors approved the terms of the ELOC Purchase Agreement and Registration Rights Agreement, the offering of up to 100,000 shares of Series B Preferred Stock, and the filing of the related ELOC Registration Statement for up to 5,000,000 shares of

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
common stock, and subsequently an additional 10,000,000 shares of common stock under the June 2025 ELOC Registration Statement, and 67,162 shares of common stock issuable upon the exercise of the related Commitment Warrants. In February 2025, the Investor exercised the Commitment Warrants for $67.
In the six months ended June 30, 2025, an aggregate of 1,437,453 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $730,074. Subsequent to June 30, 2025, an additional 10,525,357 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds of $4,087,161.
Prepaid Warrants to Purchase Common Stock — Prepaid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date. In the six months ended June 30, 2025: 1,027,868 prepaid warrants were exchanged for 55,917 shares of Series B Preferred Stock (See also Preferred Stock - Series B below); 327,868 prepaid warrants were issued in connection with the issuance of Series B Preferred Stock, and 3,071,992 prepaid warrants were exercised for common stock (including 2,321,342 from a related party), leaving 100,000 prepaid warrants outstanding (including 0 prepaid warrants outstanding of the related party). Subsequent to June 30, 2025, 100,000 prepaid warrants were exercised, leaving 0 prepaid warrants outstanding.
The following sets forth the outstanding prepaid warrants and common warrants as of June 30, 2025:

	Prepaid Warrants	Common Warrants
Balance December 31, 2024	3,871,992	382,205
Exercise of Warrants in Exchange for Common Stock	(3,071,992)	(112,144)
Exercise of Warrants in Exchange for Series B Preferred Stock	(1,027,868)	—
Warrants Issued with Series B Preferred Stock	327,868	—
Balance June 30, 2025	100,000	270,061
Upon the closing of the Company's initial public offering on November 25, 2024, the conditional issuances of prepaid warrants and common stock noted in the table above became effective.
In addition to the prepaid warrants and common warrants in the table above: 119,207 warrants to purchase common stock at $0.01 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (see Preferred Stock - Series B below).
In the six months ended June 30, 2025, 3,071,992 prepaid warrants (with an exercise price of $0.001 each) were exercised cashlessly for 3,066,776 shares of common stock (including related party cashlessly exercised 2,321,342 prepaid warrants for 2,317,452 shares of common stock) leaving 100,000 prepaid warrants remaining outstanding. In addition, 1,027,868 prepaid warrants (with an exercise price of $0.001 each) were exercised cashlessly for 55,917 shares of Series B Preferred Stock
Subsequent to June 30, 2025, 270,061 common warrants were exercised (including 251,265 by a related party) leaving 0 common warrants outstanding (including 0 common warrants outstanding of the related party).
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
Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount, plus all accrued and unpaid dividends on such 494,840 shares of Series A Preferred Stock (or $7,566,104, including accrued dividends of $940,196 as of June 30, 2025) (or $3,221,603 on 210,700 shares of Series A Preferred Stock including accrued dividends of $400,330, excluding the 284,140 shares of Series A Preferred Stock subsequently exchanged for Series B Preferred Stock on May 1, 2025. See also Preferred Stock - Series B below).
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders, on May 1, 2025, an aggregate of 284,140 outstanding shares of Series A Preferred Stock and 116,263 warrants to purchase shares of common stock at $4.00 per share (of which 183,122 shares of Series A Preferred Stock and 75,702 related warrants to purchase common stock at $4.00 per share were of a related party) was exchanged for Series B Preferred Stock. See also Preferred Stock - Series B below.
The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series A Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of June 30, 2025 (with 210,700 shares outstanding ,of which 0 were to a related party, and a stated value of $2,528,400) was $3,221,603.
Preferred Stock — Series B — By written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company’s second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). In June 2025, the Company’s Board of Directors and Shareholders approved an increase in the authorized shares of Series B Preferred Stock from 750,000 shares to 850,000 shares. The shares of Series B Preferred Stock, par value $0.0001 per share have a Subscription Price of $10 per share and a stated value of $12 per share (the “Series B Stated Value”). The Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
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
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders, on May 1, 2025, certain shareholders agreed to exchange an aggregate of 284,140 shares of Series A Preferred Stock at a negotiated aggregate value of $4,092,560 of Series A Preferred Stock (at Stated Value of $12 per share and including accrued dividends) and 116,263 related warrants to purchase common stock at $4.00 per share into 409,256 shares of Series B Preferred Stock (including $2,640,430 or 183,122 shares of Series A Preferred Stock and 75,702 warrants to purchase common stock at $4.00 per share converted into 264,043 shares of Series B Preferred Stock of a related party). The value of Series A Preferred Stock and related warrants exchanged for Series B Preferred Stock was negotiated based upon: the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
related Stated Value of the Series A Preferred Stock (or 284,140 shares at $12 Stated Value = $3,409,680) and accrued dividends thereon (of $343,392) through May 1, 2025; plus the value of the related warrants to purchase common stock (calculated using a Black Scholes valuation model). Subsequent to the exchange, there were outstanding: 659,437 shares of Series B Preferred Stock; 210,700 shares of Series A Preferred Stock; and, 129,998 warrants to purchase common stock at $4.00 per share related to the Series A Preferred Stock,
As of June 30, 2025, the Company had received subscriptions for $7,443,557 (744,354 shares) of Series B Preferred Stock (of which $2,995,437 was from a related party) which included: $4,092,560 or 409,256 shares from the exchange of Series A Preferred Stock and related warrants at a negotiated aggregate value (of which $2,640,437 or 264,043 shares was from a related party); $392,000 or 55,917 shares was from the exchange of 700,000 prepaid warrants at a VWAP of $0.56 per prepaid warrant; $167,180 or 16,717 shares was from the exchange of 327,868 prepaid warrants at a VWAP of $0.510 per prepaid warrant; $1,150,000 or 115,000 shares was from the ELOC Investor, of which $499,991 was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement; and $1,641,810 or 164,181 shares was from other investors (of which $355,000 or 35,500 shares was from a related party, of which, one other investor subscription of $100,000 or 10,000 shares included a negotiated 327,868 prepaid warrants to purchase common stock at $0.001 per share).
The Series B Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series B Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series B Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series B Preferred Stock liquidation preference as of June 30, 2025 (with 744,354 shares outstanding and a stated value of $8,932,248) was $10,072,005, or 20,737,012. shares of common stock based on the respective Conversion Prices with a high of $1.12, a low of $0.4736, and a weighted average of $0.49. Subsequent to June 30, 2025, the Series B Preferred liquidation preference (with 756,854 shares outstanding and a stated value of $9,082,248) was $10,405,553. Subsequent to June 30, 2025, 56,462 shares of Series B Preferred Stock converted into 1,521,175 shares of common stock.
In conjunction with, and contingent upon, the August 11, 2025 Subscription Agreement discussed in Note 14, 629,873 shares of Series B Preferred Stock that would have been eligible to be converted into 17,897,336 shares of common stock will be exchanged for: 894,856 shares of common stock; 8,948,676 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $1.50 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 8,053,804 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $2.00 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date. (A related party portion thereof being 299,543 shares of Series B Preferred Stock that would be eligible to be converted into 8,635,864 shares of common stock will be exchanged for: 431,791 shares of common stock; 4,317,934 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $1.50 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 3,886,139 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $2.00 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date.) (See Note 14.)
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the HDHC Board and the HDHC sole stockholder approved HDHC’s 2019 Equity Incentive Plan (the “2019 Plan”). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 2,500,000 shares of common stock. On June 24, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan to up to 5,000,000 shares on common stock. As of June 30, 2025, the Company had made grants of 2,527,500 shares of common stock under the 2024 Plan, and 2,472,500 shares remained authorized for grant.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The 2019 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan as of June 30, 2025 is 254,087.
The following sets forth the outstanding ISOs and related activity for the six months ended June 30, 2025:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,011	$157.89	0.86	$0.00
Exercisable at December 31, 2024	6,011	$157.89	0.86	$0.00
Forfeited	(3,598)	$157.89
Outstanding at June 30, 2025	2,413	$157.89	0.93	$0.00
Exercisable at June 30, 2025	2,413	$157.89	0.93	$0.00
Remaining unvested at June 30, 2025	—	$157.89
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
There were no grants in the six months ended June 30, 2025 and the year ended December 31, 2024. As of June 30, 2025, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 0.92 years.
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
The following table summarizes the RSU activity for the six months ended June 30, 2025 and 2024:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Vested and Outstanding at December 31, 2024	245,439	$10.93
Granted	2,527,500	$1.24
Settled	(2,772,939)	$2.10
Forfeited/Canceled/Expired	—
Vested and Outstanding at June 30, 2025	—	$—
During the three months ended June 30, 2025 and 2024, the Company recognized $3,127,807 and $0, respectively; and during the six months ended June 30, 2025 and 2024, the Company recognized $3,127,807 and $0, respectively, of stock-based compensation expense in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. As of June 30, 2025, 0 restricted stock units (“RSUs”) were forfeited. In May 2024, 105,360 RSUs were voluntarily terminated, and 2,500 were issued, leaving 11,064 issued RSUs to settle at a grant value of $157.89 per unit. In May 2024, the Board of Directors approved awarding 234,525 RSUs to employees, directors and consultants with a fair grant value of $4.00 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They will settle on the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which is 180 days from the November 25, 2024 closing of the Company’s initial public offering).
The following table presents stock-based compensation expense included in the condensed consolidates statements of operations related to RSUs issued under the 2024 Plan:

	For the Six Months Ended June 30,
	2025	2024
Cost of Sales	$121,107	$—
Sales and Marketing	647,295	—
General and Administrative	2,359,406	—
Total Share-based Compensation	$3,127,807	$—
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
As of June 30, 2025, there were outstanding and exercisable: 625,446 $8 Contingent Legacy Shareholder Warrants; 1,250,892 $12 Contingent Legacy Shareholder Warrants; and 1,563,615 $20 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party) with weighted-average remaining contractual terms of 1.33 years, 2.83 years, and 4.59 years, respectively.
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 884,159 shares of common stock with an exercise price of $4.00 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO, as was disclosed as a pending item in the Company’s February 4, 2025 prospectus filed with the commission (the “Whiskey Note Shareholder Warrants”). The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a specified volume weighted average price of $8.00 per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring. The Company recorded the fair value of the Whiskey Note Shareholder Warrants of $152.90 in the three months ended June 30, 2025 based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Other equity classified warrants — During the three months ended June 30, 2025 and 2024, respectively, the Company issued a total of 1,617,351 and 183,000 warrants, including: 733,192 and 0 warrants to purchase common stock at $0.01 per share issued in connection with the issuance of Series B Preferred Stock (of which, 49,019 and 0 were to a related party); and 884,159 and 0 Whiskey Note Shareholder Warrants to purchase common stock at $4.00 per share (of which 0 and 0 were to a related party). During the six months ended June 30, 2025 and 2024, respectively, the Company issued a total of 1,803,720 and 91,500 warrants, including: 852,399 and 0 warrants to purchase common stock at $0.01 per share issued in connection with the issuance of Series B Preferred Stock (of which, 102,437 and 0 were to a related party); 884,159 and 0 Whiskey Note Shareholder Warrants to purchase common stock at $4.00 per share; and, 67,162 and 0 Commitment Warrants to purchase common stock at $0.001 per share issued in connection with the ELOC Agreement (that were exercised in February, 2025).

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
In addition to the Contingent Legacy Shareholder Warrants discussed above, during the year ended December 31, 2024, the Company issued a total of 413,971 equity classified warrants, including: 83,333 warrants at $6.00 per share in conjunction with July 2024 accounts receivable factoring agreement; 84,377 Underwriter Warrants in conjunction with the Company’s initial public offering; and, 197,013 warrants to purchase common stock, (of which, 60,563 were to a related party) in connection with the issuance of Series A Preferred Stock. Upon the November 25, 2024 initial public offering at $4.00 per share, the 197,013 warrants at $5.00 per share were recalculated and reissued as 246,267 warrants at $4.00 per share (and the 60,563 related party warrants at $5.00 per share were recalculated and reissued as 75,705 warrants at $4.00 per share.). During six months ended June 30, 2025, and the year ended December 31, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Weighted Average Expected Volatility	70%	70%
Expected Dividends	—%	—%
Weighted Average Expected Term (in years)	5	5
Risk-Free Interest Rate	3.88% - 4.66%	4.22%
As of June 30, 2025 and December 31, 2024, in addition to the Contingent Legacy Shareholder Warrants discussed above, there were outstanding and exercisable warrants to purchase 2,304,327 and 796,176, respectively, shares of common stock, As of June 30, 2025, the weighted-average remaining contractual term was 3.91 years for the outstanding and exercisable warrants.
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 84,377 shares at $4.00 per share (the “Underwriter Warrants”). The number of Underwriter Warrants may increase by up to 15% (to warrants for 97,034 shares at $4.00 per share) if the Underwriter elects to utilize the overallotment rights of the Offering. To date, the underwriter has not exercised any Underwriter Warrants.
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2024, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which is included in accrued liabilities as of June 30, 2025. Accordingly, as of June 30, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company issued approximately $1,894,615 in equity compensation (in the form of 473,652 RSUs) in settlement of the deferred compensation liability. During the six months ended June 30, 2025 certain senior level employees elected to defer an additional $79,275 of their salary, resulting in $470,454 remaining to be paid as of June 30, 2025. Subsequent to June 30, 2025, the Company paid $236,907 of the deferred compensation, leaving a balance of $233,547 remaining to be paid. (See also Note 14.)
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
Subsequent to November 25, 2024, the Company settled with two of the three TTS dissenters and sent the remaining dissenter the statutorily required payment offer and documentation to attempt to wind down the dissenters process. The statutorily required thirty (30) day review period for those offers passed on January 6, 2025 with an objection from the remaining dissenter. On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits and the lone remaining dissenter, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. We have reached a settlement in principal on this matter, relinquishing all of Mr. McAlister’s claims in exchange

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
for $140,000 and are awaiting final execution of the settlement documents. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and the Company’s investment in Thinking Tree Spirits. As a result of netting out the amount paid to such dissenters from the makeup provisions of the acquisition agreement with the remaining TTS shareholders, the Company believes it will issue the remaining TTS shareholders up to a maximum of an additional 83,407 shares of unregistered common stock which will be subject to lockup agreements that do not allow such shares to be sold until after the one hundred and eighty (180) day anniversary of the date of their grant. The granting of such shares shall occur after the Company has been advised by outside counsel that the final dissenter matter is concluded.
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
In January 2025, the Company terminated one warehouse lease in Eugene, Oregon, moving from a 33,000 square feet to an approximately 8,000 square feet lease. The monthly expenses associated with the new lease were reduced from approximately $18,000 per month down to $7,700 per month. The new lease expires in January 2028, with an option for a three year extension. The change in ROU assets and related liabilities both for the terminated lease and the new warehouse lease were captured on the March 31, 2025 balance sheet. The Company also negotiated the reduction of warehouse space of its largest warehouse effective September 15, 2025, reducing annualized expenses for that space by approximately two-thirds.
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost:
Amortization of Right-of-Use Assets	$105,070	$113,086	$200,727	$257,470
Interest on Lease Liabilities	222,933	242,939	455,278	467,115
Operating lease cost	27,983	19,333	57,627	19,333
Total lease cost(1)	$355,986	$375,358	$713,632	$743,918
____________
(1)Included in “Cost of sales”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of June 30, 2025 and 2024, respectively:

	June 30,
	2025	2024
Weighted-average remaining lease term – operating leases (in years)	4.8	5.8
Weighted-average discount rate – operating leases	22%	22%

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 — LEASES (cont.)
The Company’s ROU assets and liabilities for operating leases were $3,284,292 and $3,906,963, respectively, as of June 30, 2025. The ROU assets and liabilities for operating leases were $3,303,158 and $3,941,560, respectively, as of December 31, 2024. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.
Maturities of lease liabilities for the remainder of 2025 and the years through 2029 and thereafter are as follows:

Years Ending	Amounts
2025	$682,685
2026	1,345,203
2027	1,329,535
2028	1,225,326
2029	1,203,001
thereafter	684,779
Total lease payments	$6,470,529
Less: Interest	(2,563,566)
Total Lease Liabilities	$3,906,963
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
Litigation — CFGI — On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against the Company in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to the Company. CFGI contended that it fully performed its obligations under such agreement, but that the parties amended the agreement on or about May 22, 2023 when the Company fell behind in its payments. CFGI alleged further that, while the Company made some payments under the amended agreement, CFGI was currently owed approximately $730,000, plus interest.
The Company’s response to the complaint was due on or before April 21, 2025 but was extended to May 12, 2025. The Company filed an answer to that complaint on May 12 and answers to interrogatories on June 10 to stay current with the litigation process while it worked to negotiate a settlement. As of December 31, 2024 the Company had accrued the entire amount payable to CFGI and the Company was in negotiations with CFGI on alternate payment terms that would have allowed the Company to pay the amounts due to CFGI over time. On July 30, 2025 the parties entered into a

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES (cont.)
settlement agreement whereby the Company paid $500,000 in full settlement of all amounts claimed by the plaintiff in the litigation and the litigation was terminated. (See also Note 14.)
Litigation — Thinking Tree Dissenter — On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and the Company’s investment in Thinking Tree Spirits. The parties reached agreement on August 8, 2025 whereby the dissenter relinquished his claims in exchange for $140,000, ending the matter. (See also Note 14.)
As of June 30, 2025 and December 31, 2024, the Company has not been subject to any other pending litigation claims.
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
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 12).
NOTE 11 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the six months ended June 30, 2025 and 2024.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 12 — RELATED-PARTY TRANSACTIONS
Management Agreement
On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc. to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of HDHC. For each of the three months ended June 30, 2025 and 2024, the Company expensed a management fee of $45,000, and for each of the six months ended June 30, 2025 and 2024, the Company expensed a management fee of $90,000 that was paid to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation expense, as defined in the management agreement.
Other Related Party Transactions
Beginning in 2022, the Company began a series of financings with a party that is considered a related party for the years ended December 31, 2024 and 2023 by virtue of the number of common stock shares and pre-paid warrants to purchase common stock held by the party. As of June 30, 2025, the related party owned less than 4.99% of the outstanding common stock of the Company, but enough, when combined with its prepaid warrants, would exceed the 4.99% reporting threshold if all such prepaid warrants were to be exercised into common stock. The prepaid warrants contain a 4.99% blocker prohibiting the exercise of such warrants if it would put the party’s ownership over the 4.99% reporting threshold. The related party is not required to report the number of prepaid warrants held. Below are details of the transactions with the related party, including those related to notes payable, equity transactions and other activities.2023 Barrel Production Contract
During 2023, the Company entered into a distilled spirits barreling production agreement with the related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of $1,000,000 made in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a Whiskey Note in the principal amount of $672,500 and subsequently exchanged (contingent upon the consummation of this offering, which occurred on November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock in conjunction with the February 29, 2024 exchange of Whiskey Notes for common stock.
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
In the three and six months ended June 30, 2025, the related party exercised 1,203,783 and 2,321,342 prepaid warrants, respectively, (with an exercise price of $0.001 each) cashlessly for 1,201,543 and 2,317,452 shares of common stock, leaving 0 prepaid warrants outstanding as of June 30, 2025.
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
As of June 30, 2025, there were outstanding and exercisable: 625,446 $8 Contingent Legacy Shareholder Warrants; 1,250,892 $12 Contingent Legacy Shareholder Warrants; and 1,563,615 $20 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party).
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$(7,295,078)	$8,406,501	$(10,328,125)	$8,859,341
Preferred stock dividend	(1,178,544)	(13,537)	(1,650,573)	(13,537)
Net Income / (Loss) for the period – basic	$(8,473,622)	$8,392,964	$(11,978,698)	$8,845,804
Denominator:
Weighted average number of shares of common stock - basic	11,000,519	421,799	10,335,057	421,799

Net Income / (Loss) per share of common stock - basic	$(0.77)	$19.90	$(1.16)	$20.97

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$(8,473,622)	$8,392,964	$(11,978,698)	$8,845,804
Change in fair value of dilutive convertible notes	—	(1,941,370)	—	(18,216,803)
Change in fair value of dilutive warrants	—	(546,672)	—	(1,794,334)
Net Income / (Loss) for the period - diluted	$(8,473,622)	$5,904,922	$(11,978,698)	$(11,165,333)
Denominator:
Weighted average number of shares of common stock - basic(1)	11,000,519	421,799	10,335,057	421,799
Conversion of Convertible Notes into Common Stock	—	3,819,542	—	3,819,542
Conversion of Warrants into Common Stock	—	331,722	—	331,722
Weighted average number of shares of common stock - diluted(1)	11,000,519	4,573,063	10,335,057	4,573,063

Net Income / (Loss) per share of common stock - diluted	$(0.77)	$1.29	$(1.16)	$(2.44)
(1)Includes 100,000 prepaid warrants for the period ended June 30, 2025.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three and six months ended June 30, 2024, the calculation of diluted earnings per share includes the dilutive effect of shares issued for the conversion of the convertible notes and related warrants and subtracts the related gains from changes in their respective fair values from net income / (loss). The following number of shares of common stock from the potential exercise or conversion of outstanding potentially dilutive securities were excluded from the computation of diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three and Six Months Ended June 30,
	2024	2024
ISOs	2,413	6,164
RSU Awards	—	243,089
Equity-classified Warrants	2,942,600	148,649
Liability-classified Warrants	—	908,334
Legacy Warrants	3,439,953	—
Warrants issued with Preferred Stock (Series B)	852,399	—
Convertible Notes	—	3,072,906
Preferred Stock (Series A)	805,288	486,097
Preferred Stock (Series B)	20,737,012	—
Total	28,779,665	4,865,239
NOTE 14 — SUBSEQUENT EVENTS
For its condensed consolidated financial statements as of June 30, 2025 and for the period then ended, the Company evaluated subsequent events through the date on which those condensed consolidated financial statements were issued. Other than the items noted below and in Note 10, there were no subsequent events identified for disclosure as of the date the condensed consolidated financial statements were available to be issued.
Private Placement of Common Stock (Private Investment in Public Equity (“PIPE”)) — On August 11, 2025, Heritage Distilling Holding Company, Inc. (the “Company”) entered into subscription agreements (each, a “Subscription Agreement” and collectively the “Subscription Agreements”) with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, has agreed to sell in a private placement (the “Offering”) to the Investors an aggregate of $183,478,891 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and pre-funded warrants (the “Pre-Funded Warrants”) to acquire in the aggregate up to 186,900,000 shares of Common Stock. The purchase price for the Shares is $0.6043 per share (the “Share Price”) and the purchase price for the Pre-Funded Warrants is equal to the Share Price less $0.0001, or $0.6042 per Pre-Funded Warrant.
Included among the Investors in the Offering are Story Foundation, the entity behind the Story Network (“Story Foundation”), which has agreed to purchase 9,295,141 Shares and Pre-Funded Warrants to purchase 85,000,000 shares of Common Stock; Justin Stiefel, the Company’s Chairman and Chief Executive Officer, who has agreed to purchase 3,309,614 Shares; and Andrew Varga, a director of the Company, who has agreed to purchase 300,000 Shares.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 14 — SUBSEQUENT EVENTS (cont.)
Of the total $223,819,964 purchase price for the Shares and the Pre-Funded Warrants, $50,862,166 is expected to be paid in cash, $49,137,833 is expected to be paid in the cryptocurrency stablecoin commonly referred to as USDC (“USDC”), based on a purchase price of $1.00 per USDC, and $123,819,949 is expected to be paid in the native cryptocurrency of the Story Network, referred to as $IP Tokens (“$IP Tokens”), which will be valued for purpose of the Subscription Agreement at (i) $5.2413 (representing a 20% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of the Story Core Contributors (as defined in the Subscription Agreements), (ii) $3.40 (representing an approximate 48% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of Story Foundation, or (iii) $6.5516 (the reported closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of all other Investors.
The Offering is anticipated to close in August, 2025, subject to the satisfaction of customary closing conditions, and subject to shareholder approval of specific parts of the transaction. The Company intends to use (a) up to $4.0 million of the net proceeds from the Offering for general corporate purposes initiated after the closing, (b) up to $0.6 million for pre-existing working capital commitments or obligations, and (c) at least $80.0 million to purchase $IP Tokens from Story Foundation at a price per $IP Token of $3.40. The balance of the net proceeds will be used to purchase or otherwise acquire $IP Tokens and for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. The Company shall not use more than $7.0 million of such proceeds: (i) for the satisfaction of any portion of the Company’s debt (other than payment of trade payables in the ordinary course of the Company’s business and prior practices), (ii) for the redemption of any Common Stock or (iii) for the settlement of any outstanding litigation. In connection with the announcement of the Offering, the Company announced the launch of its digital asset treasury reserve strategy, to be effective upon the closing of the Offering, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis. The is no assurance that the Company will be able to close on this transaction, or that if it does close the transaction, that it will be with substantially the same terms as described herein. If the transaction closes, the Company will disclose the final details in a related 8-K filing.
Issuer shall have the option, with input from Foundation Investor on timing and amount, on the use of its currently registered and effective ELOC to raise capital for debt reduction and other corporate purpose related to its business.
Series B Preferred Stock -- In conjunction with, and contingent upon, the August 11, 2025 Subscription Agreement discussed above, 629,873 shares of Series B Preferred Stock that would have been eligible to be converted into 17,897,336 shares of common stock will be exchanged for: 894,856 shares of common stock; 8,948,676 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $1.50 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 8,053,804 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $2.00 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date. (A related party portion thereof being 299,543 shares of Series B Preferred Stock that would be eligible to be converted into 8,635,864 shares of common stock will be exchanged for: 431,791 shares of common stock; 4,317,934 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $1.50 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 3,886,139 prepaid warrants with an exercise price of $0.01 per share that are exerciseable for common stock at the earlier of (i) when the common stock closes at $2.00 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date.) (See also Note 7.)
In conjunction with the August 11, 2025 Subscription Agreement discussed above,the Company also negotiated restructurings and settlement agreements with outstanding secured notes and unsecured payables as discussed in more detail below.
Negotiated Restructurings and Settlement Agreements with Outstanding Secured Notes and Unsecured Payables -- In July 2025, the Company negotiated terms with its secured notes payable creditor and a number of its unsecured creditors (the “Negotiated Settlements”), whereby, contingent and effective only upon the occurrence of: a) the closing of a financing transaction between the Company and third party private investors in excess of $75 million dollars and involving a tradable cryptocurrency, token or other similar digital asset (the “Trigger Date”); b) the approval of Company’s stockholders of such transaction at a duly called Special Meeting; and c) effectiveness of a registration statement related to such transaction filed with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, that the Company will pay agreed upon cash amounts due to the respective obligees, as agreed, in

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 14 — SUBSEQUENT EVENTS (cont.)
cash and or equity, in settlement of amounts owed to such obligees. The equity portion of the Negotiated Settlements is in the form of warrants to purchase common stock at $0.01 per share, exercisable at the earlier of (i) 6-months or (ii) the day following the issue date of the respective warrants on which the closing price of the common stock equals or exceeds $1.50 per share, which were valued based on a Black Scholes valuation (the “Settlement Equity”). The result of the Negotiated Settlements with the secured and unsecured creditors was: a) $8,989,438 of the Company’s secured notes payable as of June 30, 2025 plus $995,474 of payoff related fees and expenses negotiated to be settled for $7,000,000 in cash, $2,848,000 of Settlement Equity (in the form of 4,000,000 warrants) with the remaining $2,635,507 to be recognized as a gain on settlement in the statement of operations; and, b) an aggregate of $3,792,767 of the Company’s unsecured accounts payable as of June 30, 2025 was negotiated to be settled for $1,816,250 in cash, $605,795 in Settlement Equity (in the form of an aggregate of 1,527,820 warrants) with the remaining $1,138,541 to be recognized in the then current period (third quarter) statement of operations in the respective expense accounts to which the expenses were originally recorded.
ELOC Agreement — Subsequent to June 30, 2025, an aggregate of 10,525,357 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $4,087,161.
Exercise of Common Warrants and Prepaid Warrants — Subsequent to June 30, 2025, 100,000 prepaid warrants and 18,796 common warrants were exercised for $1,188, leaving 0 prepaid warrants outstanding and 0 common warrants outstanding (including 0 common warrants outstanding of the related party).
Litigation — CFGI — On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against the Company in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to the Company. CFGI contends that it fully performed its obligations under such agreement, but that the parties amended the agreement on or about May 22, 2023 when the Company fell behind in its payments. CFGI alleges further that, while the Company made some payments under the amended agreement, CFGI was then owed approximately $730,000, plus interest. On July 30, 2025, the parties entered into a settlement agreement whereby the Company paid $500,000 in exchange for closing out the balance owed and ending the litigation. (See Note 10.) See also Negotiated Restructurings and Settlement Agreements and with Outstanding Secured Notes and Unsecured Payables above for additional details.
Litigation — Thinking Tree Dissenter — On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and the Company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we have counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and the Company’s investment in Thinking Tree Spirits. The parties reached agreement dated August 4, 2025, whereby the dissenter relinquished his claims in exchange for $140,000, ending the matter. (See also Note 10.)
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). (See Note 5.) Subsequent to June 30, 2025, the Company paid $236,907 of the deferred compensation, leaving a balance of $233,547 remaining to be paid. During the six months ended June 30, 2025 certain senior level employees elected to defer an additional $79,275 of their salary, resulting in $470,454 remaining to be paid as of June 30, 2025. Subsequent to June 30, 2025, the Company paid $236,907 of the deferred compensation, leaving a balance of $233,547 remaining to be paid. (See also Note 7.)

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
As of June 30, 2025, all restricted stock units (“RSUs”) had settled on the six month anniversary of our initial public offering, which was completed in November 2024, leaving zero outstanding. We recognized an aggregate of $2,684,395 of previously-unrecognized compensation expense for RSU awards upon completion of our IPO. Included above are an aggregate of 234,525 RSUs to employees, directors and consultants that the Board of Directors approved in May 2024, with a fair grant value of $4.00 per unit. These RSUs contained a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting.
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
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of June 30, 2025 and December 31, 2024, respectively, we had a 12.2% and 12.2% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of the end of 2024, a total of $9,791,360 of the $12 million had been raised, and it was unclear if an effort would be made to round out the remainder of the initial targeted raise. We retain a 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024, and recorded no further adjustment in the value of Flavored Bourbon, LLC through the remainder of 2024.
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
Comparison of the Results of Operations for the Three Months Ended June 30, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant. The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024	Change
Net Sales
Products	$1,060,443	$1,444,035	$(383,592)
Services	261,379	398,280	(136,901)
Total Net Sales	1,321,822	1,842,315	(520,493)

Cost of Sales
Products	1,082,943	1,097,898	(14,955)
Services	11,791	(3,380)	15,171
Total Cost of Sales	1,094,734	1,094,518	216
Gross Profit	227,088	747,797	(520,709)

Operating Expenses
Sales and Marketing	1,971,923	1,297,796	674,127
General and Administrative	4,904,126	1,747,694	3,156,432
Total Operating Expenses	6,876,049	3,045,490	3,830,559
Operating Loss	(6,648,961)	(2,297,693)	(4,351,268)

Other Income (Expense)
Interest Expense	(595,309)	(634,650)	39,341
Change in Fair Value of Convertible Notes	—	9,615,837	(9,615,837)
Change in Fair Value of Warrant Liabilities	—	1,274,812	(1,274,812)
Change in Fair Value of Contingency Liability	—	457,127	(457,127)
Other (Income) / Expense	(47,686)	218	(47,904)
Total Other Expense	(642,995)	10,713,344	(11,356,339)
Income/(Loss) Before Income Taxes	(7,291,956)	8,415,651	(15,707,607)
Income Taxes	(3,122)	(9,150)	6,028
Net Income / (Loss)	$(7,295,078)	$8,406,501	$(15,701,579)

Net Income / (Loss) Per Share, Basic	$(0.77)	$19.90	(20.67)

Weighted Average Common Shares Outstanding, Basic	11,000,519	421,799	$10,578,720

Net Income/(Loss) Per Share, Diluted	$(0.77)	$1.29	$(2.06)

Weighted Average Common Shares Outstanding, Diluted	11,000,519	4,573,063	6,427,456

Net Sales

	Three Months Ended June 30, (rounded to $000’s)
Total Sales	2025	2024	Change
Products	$1,060,000	$1,445,000	$(385,000)
Services	261,000	399,000	(138,000)
	$1,321,000	$1,844,000	$(523,000)
Net sales were approximately $1,321,000 and $1,844,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $523,000, or 28.4%, period over period.
The approximately $385,000 net decrease in products sales, period over period, included:

Products Sales	Three Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Wholesale	$457,000	$489,000	$(32,000)
Retail	603,000	939,000	(336,000)
Third Party	—	17,000	(17,000)
	$1,060,000	$1,445,000	$(385,000)
•The Company was involved in reevaluating its options and opportunities in the second quarter related to several cryptocurrency treasury strategies visa vi its overall retail focus while working to reduce overhead and preserve cash as it evaluated several possible cryptocurrency transactions. As a result, the Company pulled back on significant marketing spend for its goods and services as it focused its attention on evaluating the cryptocurrency landscape. The year over year approximate 336,000 decrease included second quarter 2024 DtC sales decrease from continued sales of the Salute Series Army initial edition and the launch of the D-Day Series which included three products. DtC sales for second quarter 2025 was a more modest launch of two new editions, Green Beret and Iwo Jima. A portion of the reduction in retail revenue in the three months ended June 30, 2025 versus 2024 was also from the continued reduction of hours in some of our brick and mortar retail locations April through May, and the decision to close some locations on Mondays and Tuesdays to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We reopened those locations on Mondays and Tuesdays close to the Memorial Day holiday to take advantage of higher summer foot traffic. Also contributing to the decrease was the closure of our Thinking Tree Spirits location that was open in the second quarter 2024.
The approximately $139,000 decrease in net sales of services period over period included:

Services Sales	Three Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$7,000	$6,000	$1,000
Retail Services	247,000	365,000	(118,000)
Consulting and Other	6,000	28,000	(22,000)
	$260,000	$399,000	$(139,000)
•The approximately $118,000 decrease in retail services was the result of the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We plan to reopen those locations on Mondays and Tuesdays as we get closer to the Memorial Day holiday to take advantage of higher summer foot traffic.

•The approximately $22,000 decrease in consulting fees is related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in planning phase into construction phase in preparation for openings in late 2025.
Cost of Sales
Cost of sales were approximately $1,095,000 and $1,098,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $(3,000), or 21.0%, period over period. Cost of Sales for the three months ended June 30, 2025 includes approximately $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized in the three months ended June 30, 2025 for production employees compared to no such award recognition in 2024.

	Three Months Ended June 30, (rounded to $000’s)
Cost of Sales	2025	2024	Change
Products	1,083,000	1,101,000	$(18,000)
Services	12,000	(3,000)	15,000
	$1,095,000	$1,098,000	$(3,000)
The approximately $18,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $114,000 to approximately $476,000 for the three months ended June 30, 2025, from approximately $590,000 for the three months ended June 30, 2024, and a increase in unabsorbed overhead of approximately $96,000 to approximately $607,000 as of June 30, 2025 from approximately $511,000 as of June 30, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2024 relative to 2023. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of sales decreased by approximately $15,000 to approximately $12,000 for the three months ended June 30, 2025 from approximately $3,000 for the three months ended June 30, 2024 primarily resulting from us ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Sales	Three Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$476,000	$590,000	$(114,000)
Overhead – Unabsorbed	607,000	511,000	96,000
	$1,083,000	$1,101,000	$(18,000)

Components of Products Cost of Sales	Three Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	44.0%	53.6%	(9.6)%
Overhead – Unabsorbed	56.0%	46.4%	9.6%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 56.0% and 46.4% for the three months ended June 30, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. While we made progress seeing this cost drop to 41.3% in the full year ended December 31, 2024, from 44.6% in the full year ended December 31, 2023, we have significant opportunities to push this cost component down further in 2025 and beyond by reducing unused capacity and reducing our real estate footprint to get leaner and more efficient. The increase in the unabsorbed overhead percentage in the three months ended June 30, 2025 compared to the fourth quarter 2024 is a reflection of the large product sales and volume we had during in the fourth quarter of 2024 given fourth quarter of a year is typically the strongest quarter and the first quarter is typically the slowest quarter of the year in the spirits industry. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $18,000 decrease in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales	Three Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$303,000	$316,000	$(13,000)
Spirits – Retail	141,000	209,000	(68,000)
Spirits – Third Party	—	14,000	(14,000)
Merchandise and Prepared Food	32,000	51,000	(19,000)
Unabsorbed Overhead	607,000	511,000	96,000
	$1,083,000	$1,101,000	$(18,000)
•The approximately $13,000 decrease in wholesale product cost of sales to approximately $303,000 for the three months ended June 30, 2025 compared to approximately $316,000 for the three months ended June 30, 2024 was primarily the result of the shifting of some wholesale orders from the first quarter to the second quarter based on timing of reorders in the wholesale channel and the continued reduction of focus on our part on low margin items as we shift focus to higher margin items.
•The decrease to $0 in third-party production costs is due to no such activity in the three months ended June 30, 2025.
•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, increased by approximately $96,000 to approximately $607,000 for the three months ended June 30, 2025 compared to approximately $511,000 for the three months ended June 30, 2024. The unabsorbed overhead expense indicates our underutilization of current production capacity as we move away from low-margin, high volume products into higher margin products. Our goal continues to be the reduction of unabsorbed overhead over time as our production volumes increase with increased sales and as we reduce overhead costs associated with excess production capacity, warehouse space and other real estate. The combined efforts of increasing high margin product sales and reducing general overhead costs are geared toward reducing our overhead expenses to have our remaining overhead right-sized to our strategy of focusing on producing and selling high margin super premium items. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
Gross Profit
Gross profit was approximately $225,000 and $745,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $520,000, or 70%, period over period, and included:

Total Gross Profit	Three Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	$(24,000)	$343,000	$(367,000)
Services	249,000	402,000	(153,000)
	$225,000	$745,000	$(520,000)

Total Gross Margin	Three Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	(2.3)%	23.7%	(26.0)%
Services	95.4%	100.8%	(5.3)%
	17.0%	40.4%	(23.4)%
It is important to note that the approximately $(24,000) in Products Gross Profits, and the resulting low Gross Margin of (2.3)%,is after layering in the approximately $607,000 in unabsorbed overhead costs.
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $583,000 and $854,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of approximately $271,000, or 31.7%, period over period, and included:

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead	2025	2024	Change
Products	$(24,000)	$343,000	$(367,000)
Add Back: Unabsorbed Overhead	607,000	511,000	96,000
Products Gross Profit Excluding Unabsorbed Overhead	583,000	854,000	(271,000)
Services	249,000	402,000	(153,000)
Total Gross Profit Excluding Unabsorbed Overhead	$832,000	$1,256,000	$(424,000)

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead	2025	2024	Change
Products	(2.3)%	23.7%	(26.0)%
Add Back: Unabsorbed Overhead	57.3%	35.4%	21.9%
Products Gross Margin Excluding Unabsorbed Overhead	55.0%	59.1%	(4.1)%
Services	95.4%	100.8%	(5.3)%
Total Gross Margin Excluding Unabsorbed Overhead	63.0%	68.1%	(5.1)%
Gross Margin excluding unabsorbed overhead of 63.0% for the three months ended June 30, 2025 compared to 68.1% for the same period in 2024 is a significant increase, as is the improvement compared to the 55.6% we reported for the full year 2024, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis
Gross Margin numbers above are based on the total sales for the three months ended June 30, 2025 and 2024 as follows:

Total Sales	Three Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	$1,060,000	$1,445,000	$(385,000)
Services	261,000	399,000	(138,000)
	$1,321,000	$1,844,000	$(523,000)
•Gross margin was approximately 17.0% and 40.4% (63.0% and 68.1%, excluding unabsorbed overhead) for the three months ended June 30, 2025 and 2024, respectively, based upon total net sales of approximately $1,321,000 and $1,844,000, respectively. As we add more Special Operations Salute sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024 and phase out producing barrels of whiskey for third parties under contract in late 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.
•Gross margin for Products of (2.3)% (55.0% excluding unabsorbed overhead) for the three months ended June 30, 2025 compared to 23.7% (59.1% excluding unabsorbed overhead) for the three months ended June 30, 2024 are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system). As we work to shed some of our excess capacity and overhead, and as we increase our sales of higher margin items, we expect this Products gross margin to increase significantly (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $1,973,000 for the three months ended June 30, 2025 compared to approximately $1,298,000 for the three months ended June 30, 2024. This approximately $675,000 increase included:

Sales and Marketing Expense	Three Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Expense	$826,000	$664,000	$162,000
Personnel - Share-Based Compensation	647,000	—	647,000
Tasting Room	22,000	35,000	(13,000)
Leases and Rentals	188,000	187,000	1,000
Sales and Marketing Expenses	82,000	181,000	(99,000)
Other	208,000	231,000	(23,000)
	$1,973,000	$1,298,000	$675,000
•The approximately $647,000 of personnel - share-based compensation in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 included; $511,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the three months ended June 30, 2025 and 2024), plus additional RSU grants employee recognitions of $136,000.
•The approximately $99,000 decrease in sales and marketing expenses included: an increase in digital advertising production expense to drive DtC sales of our highest margin spirits brands, offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform.
•The approximately $23,000 decrease in other sales and marketing expenses stems from decreased deals, discounts, rebates and incentives offered to wholesale distributors for low margin products and the ending of a contract for an outside sales consultant as of December 31, 2024.

General and Administrative Expenses
General and administrative expenses were approximately $4,424,000 for the three months ended June 30, 2025, compared to approximately $1,747,000 for the three months ended June 30, 2024. This approximately $2,677,000 increase included:

General and Administrative Expense	Three Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Non-Cash Expense	$504,000	$584,000	$(80,000)
Personnel - Share-Based Compensation	1,810,000	—	1,810,000
Recruiting and retention	2,000	7,000	(5,000)
Professional Fees	760,000	485,000	275,000
Professional Fees - Share-Based Consulting Fees	212,000	—	212,000
Leases and Rentals	143,000	148,000	(5,000)
Depreciation	228,000	272,000	(44,000)
Other	428,000	251,000	177,000
Other - Share-Based Director Fees	337,000	—	337,000
	$4,424,000	$1,747,000	$2,677,000
•The approximately $1,810,000 of personnel - share-based compensation in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 included; $1,286,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the three months ended June 30, 2025 and 2024), plus additional RSU grants employee recognitions of $525,000.
•The approximately $275,000 increase in professional fees expense was primarily the result of year end audit fees recognized in the three months ended June 30, 2025 for which there was no such expense in the comparable three months ended June 30, 2024, $221,000.
•The approximately $212,000 of non-cash share-based compensation Professional fees expense recognized in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 for RSU awards granted to outside consultants in lieu of cash.
•The approximately $337,000 of non-cash share-based compensation other - director fees expense recognized in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 for RSU awards granted to directors in lieu of cash.
Interest Expense
Interest expense decreased by approximately $39,000 to approximately $595,000 for the three months ended June 30, 2025, compared to approximately $635,000 for the three months ended June 30, 2024. The decrease included approximately $69,000 resulting from the decreased principal balance of the Silverview loan in 2025 compared to 2024, and an approximately $9,000 decrease in interest expense related to the channel partners loan having been paid off in 2024.
Income Taxes
The provision for income taxes for the three months ended June 30, 2025 and 2024 was immaterial, primarily as we were in a net loss position for those periods.
Comparison of the Results of Operations for the Six Months Ended June 30, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024	Change
Net Sales
Products	$1,898,498	$2,675,858	$(777,360)
Services	515,307	872,616	(357,309)
Total Net Sales	2,413,805	3,548,474	(1,134,669)

Cost of Sales
Products	1,897,152	2,311,463	(414,311)
Services	17,680	80,677	(62,997)
Total Cost of Sales	1,914,832	2,392,140	(477,308)
Gross Profit	498,973	1,156,334	(657,361)

Operating Expenses
Sales and Marketing	3,287,310	2,487,650	799,660
General and Administrative	6,311,802	3,193,246	3,118,556
Total Operating Expenses	9,599,112	5,680,896	3,918,216
Operating Loss	(9,100,139)	(4,524,562)	(4,575,577)

Other Income (Expense)
Interest Expense	(1,118,522)	(1,235,656)	117,134
Gain on Investment	—	3,421,222	(3,421,222)
Change in Fair Value of Convertible Notes	—	9,044,748	(9,044,748)
Change in Fair Value of Warrant Liabilities	—	1,705,020	(1,705,020)
Change in Fair Value of Contingency Liability	—	457,127	(457,127)
Other (Income) / Expense	(106,342)	592	(106,934)
Total Other Expense	(1,224,864)	13,393,053	(14,617,917)
Income/(Loss) Before Income Taxes	(10,325,003)	8,868,491	(19,193,494)
Income Taxes	(3,122)	(9,150)	6,028
Net Income / (Loss)	$(10,328,125)	$8,859,341	$(19,187,466)

Net Income / (Loss) Per Share, Basic	$(1.16)	$20.97	$(22.13)

Weighted Average Common Shares Outstanding, Basic	10,335,057	421,799	$9,913,258

Net Income/(Loss) Per Share, Diluted	$(1.16)	$(2.44)	$1.28

Weighted Average Common Shares Outstanding, Diluted	10,335,057	4,573,063	5,761,994

Net Sales

	Six Months Ended June 30, (rounded to $000’s)
Total Sales	2025	2024	Change
Products	$1,899,000	$2,676,000	$(777,000)
Services	515,000	873,000	(358,000)
	$2,414,000	$3,549,000	$(1,135,000)
Net sales were approximately $2,414,000 and $3,549,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $1,135,000, or 32.0%, period over period.
The approximately $777,000 net decrease in products sales, period over period, included:

Products Sales	Six Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Wholesale	$727,000	$807,000	$(80,000)
Retail	1,172,000	1,682,000	(510,000)
Third Party	—	187,000	(187,000)
	$1,899,000	$2,676,000	$(777,000)
•The approximately $80,000 decrease in wholesale product sales was primarily the result of the timing of orders through the wholesale channel moved into second quarter 2025 that occurred in first quarter 2024 and the reduction of sales of low margin spirits as we continue to move our emphasis to higher margin items.
•Retail products sales included the impact of sales from the launch of our Special Operations Salute product line in November 2023, with sales associated with that new product line of approximately $331,000 and $695,000 for the six months ended June 30, 2025 and 2024,and which is an important part of our strategy as our margins on sales direct to consumers are highest for us. The year over year approximately $510,000 decrease included is the result of the timing of orders fulfilled through the DtC retailer channel, which consisted of large load in by the retailers in the fourth quarter 2024, modest reorders in the first quarter 2025 as the retailers moved through their inventory and the movement of reorders into second quarter 2025 that occurred in first quarter 2024 for DtC items. A portion of the reduction in retail revenue in six months ended June 30, 2025 versus 2024 was also from the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We plan to reopen those locations on Mondays and Tuesdays as we get closer to the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $187,000 decrease in third-party products sales was primarily a result of winding down our contracts on producing bulk whiskey for third parties in 2024 as we continue to shift our focus and resources into higher margin activities.
Online DtC Product Sales from our online distributor’s inventory sold retailers for resale to retail customers for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflected the Company’s increased focus on high-margin direct to consumer (“DtC”) and online sales period over period. The tables below report the substantial increase in the retail value of DtC products sold to consumers during the six months ended June 30, 2025 versus 2024 (sales from our online distributor’s inventory) as follows (in dollars and units sold):

The approximately $358,000 decrease in net sales of services period over period included:

Services Sales	Six Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$14,000	$117,000	$(103,000)
Retail Services	485,000	665,000	(180,000)
Consulting and Other	16,000	91,000	(75,000)
	$515,000	$873,000	$(358,000)
•The approximately $103,000 decrease in third-party production resulted from the ending of a low-margin third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner as we made the choice to focus our time, energy and resources on higher margin activities. Lesser amounts of revenue in this category in 2024 came from contract bottling services; and third-party barrel sales and storage revenues.
•The approximately $180,000 decrease in retail services was the result of the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We plan to reopen those locations on Mondays and Tuesdays as we get closer to the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $75,000 decrease in consulting fees is related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in planning phase into construction phase in preparation for openings in late 2025.
Cost of Sales
Cost of sales were approximately $1,890,000 and $2,392,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $502,000, or 21.0%, period over period. Cost of Sales for the six months ended June 30, 2025 includes approximately $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized in the six months ended June 30, 2025 for production employees compared to no such award recognition in 2024.

	Six Months Ended June 30, (rounded to $000’s)
Cost of Sales	2025	2024	Change
Products	$1,872,000	$2,311,000	$(439,000)
Services	18,000	81,000	(63,000)
	$1,890,000	$2,392,000	$(502,000)
The approximately $439,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $310,000 to approximately $829,000 for the six months ended June 30, 2025, from approximately $1,139,000 for the six months ended June 30, 2024, and a decrease in unabsorbed overhead of approximately $129,000 to approximately $1,043,000 as of June 30, 2025 from approximately $1,172,000 as of June 30, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2024 relative to 2023. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.

Services cost of sales decreased by approximately $63,000 to approximately $18,000 for the six months ended June 30, 2025 from approximately $81,000 for the six months ended June 30, 2024 primarily resulting from us ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Sales	Six Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$829,000	$1,139,000	$(310,000)
Overhead – Unabsorbed	1,043,000	1,172,000	(129,000)
	$1,872,000	$2,311,000	$(439,000)

Components of Products Cost of Sales	Six Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	44.3%	49.3%	(5.0)%
Overhead – Unabsorbed	55.7%	50.7%	5.0%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 55.7% and 50.7% for the six months ended June 30, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. While we made progress seeing this cost drop to 41.3% in the full year ended December 31, 2024, from 44.6% in the full year ended December 31, 2023, we have significant opportunities to push this cost component down further in 2025 and beyond by reducing unused capacity and reducing our real estate footprint to get leaner and more efficient. The increase in the unabsorbed overhead percentage in the first six months of of 2025 compared to the fourth quarter 2024 is a reflection of the large product sales and volume we had during in the fourth quarter of 2024 given fourth quarter of a year is typically the strongest quarter and the first quarter is typically the slowest quarter of the year in the spirits industry. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $439,000 decrease in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales	Six Months Ended June 30, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$477,000	$580,000	$(103,000)
Spirits – Retail	287,000	339,000	(52,000)
Spirits – Third Party	—	113,000	(113,000)
Merchandise and Prepared Food	65,000	107,000	(42,000)
Unabsorbed Overhead	1,043,000	1,172,000	(129,000)
	$1,872,000	$2,311,000	$(439,000)
•The approximately $103,000 decrease in wholesale product cost of sales to approximately $477,000 for the six months ended June 30, 2025 compared to approximately $580,000 for the six months ended June 30, 2024 was primarily the result of the shifting of some wholesale orders from the first quarter to the second quarter based on timing of reorders in the wholesale channel and the continued reduction of focus on our part on low margin items as we shift focus to higher margin items.
•The decrease to $0 in third-party production costs is due to no such activity in the six months ended June 30, 2025.
•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, decreased by approximately $129,000 to approximately $1,043,000 for the six months ended June 30, 2025 compared to approximately $1,172,000 for the six months ended June 30, 2024. The unabsorbed overhead expense indicates our underutilization of current production capacity as we move away from low-margin, high volume products into higher margin products. Our goal continues to be the reduction of unabsorbed overhead over time as our production volumes increase with increased sales and as we reduce overhead costs associated with excess production capacity, warehouse space and other real estate. The combined efforts of increasing high margin product sales and reducing general overhead costs are geared toward reducing our overhead expenses to have our remaining overhead right-sized to our strategy of focusing on producing and selling high margin super premium items. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures). Unabsorbed overhead includes approximately $2,000 in product inventory write downs and adjustments in the six months ended June 30, 2025 compared to approximately $79,000 in the six months ended ended June 30, 2024.
Gross Profit
Gross profit was approximately $499,000 and $1,157,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $658,000, or 56.9%, period over period, and included:

Total Gross Profit	Six Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	$2,000	$365,000	$(363,000)
Services	497,000	792,000	(295,000)
	$499,000	$1,157,000	$(658,000)

Total Gross Margin	Six Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	0.1%	13.6%	(13.5)%
Services	96.5%	90.7%	5.8%
	20.7%	32.6%	(11.9)%
It is important to note that the approximately $2,000 in Products Gross Profits, and the resulting low Gross Margin of 0.1%, is after layering in the approximately $1,043,000 in unabsorbed overhead costs.
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $1,045,000 and $1,537,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of approximately $492,000, or 32.0%, period over period, and included:

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead	2025	2024	Change
Products	$2,000	$365,000	$(363,000)
Add Back: Unabsorbed Overhead	1,043,000	1,172,000	(129,000)
Products Gross Profit Excluding Unabsorbed Overhead	1,045,000	1,537,000	(492,000)
Services	497,000	792,000	(295,000)
Total Gross Profit Excluding Unabsorbed Overhead	$1,542,000	$2,329,000	$(787,000)

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead	2025	2024	Change
Products	0.1%	13.6%	(13.5)%
Add Back: Unabsorbed Overhead	54.9%	43.8%	11.1%
Products Gross Margin Excluding Unabsorbed Overhead	55.0%	57.4%	(2.4)%
Services	96.5%	90.7%	5.8%
Total Gross Margin Excluding Unabsorbed Overhead	63.9%	65.6%	(1.7)%
Gross Margin excluding unabsorbed overhead of 63.9% for the six months ended June 30, 2025 compared to 65.6% for the same period in 2024 is a significant increase, as is the improvement compared to the 55.6% we reported for the full year 2024, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis
Gross Margin numbers above are based on the total sales for the six months ended June 30, 2025 and 2024 as follows:

Total Sales	Six Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Products	$1,899,000	$2,676,000	$(777,000)
Services	515,000	873,000	(358,000)
	$2,414,000	$3,549,000	$(1,135,000)
•Gross margin was approximately 20.7% and 32.6% (63.9% and 65.6%, excluding unabsorbed overhead) for the six months ended June 30, 2025 and 2024, respectively, based upon total net sales of approximately $2,414,000 and $3,549,000, respectively. As we add more Special Operations Salute sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add more cases of production through our system, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024 and phase out producing barrels of whiskey for third parties under contract in late 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.
•Gross margin for Products of 0.1% (55.0% excluding unabsorbed overhead) for the six months ended June 30, 2025 compared to 13.6% (57.4% excluding unabsorbed overhead) for the six months ended June 30, 2024 are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system), and approximately $27,000 in product inventory write downs in the six months ended June 30, 2025 compared to approximately $102,000 in product inventory write downs and adjustments in the six months ended June 30, 2024. As we work to shed some of our excess capacity and overhead, and as we increase our sales of higher margin items, we expect this Products gross margin to increase significantly (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $3,287,000 for the six months ended June 30, 2025 compared to approximately $2,488,000 for the six months ended June 30, 2024. This approximately $799,000 increase included:

Sales and Marketing Expense	Six Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Expense	$1,555,000	$1,309,000	$246,000
Personnel - Share-Based Compensation	647,000	—	647,000
Tasting Room	44,000	70,000	(26,000)
Leases and Rentals	378,000	353,000	25,000
Sales and Marketing Expenses	288,000	277,000	11,000
Other	375,000	479,000	(104,000)
	$3,287,000	$2,488,000	$799,000
•The approximately $647,000 of personnel - share-based compensation in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 included; $511,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the three months ended June 30, 2025 and 2024), plus additional RSU grants employee recognitions of $136,000.
•The approximately $26,000 decrease in tasting room expenses was the result of decrease in spending.
•The approximately $104,000 decrease in other sales and marketing expenses stems from decreased deals, discounts, rebates and incentives offered to wholesale distributors for low margin products and the ending of a contract for an outside sales consultant as of December 31, 2024.
General and Administrative Expenses
General and administrative expenses were approximately $6,312,000 for the six months ended June 30, 2025, compared to approximately $3,194,000 for the six months ended June 30, 2024. This approximately $3,118,000 increase included:

General and Administrative Expense	Six Months Ended June 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Non-Cash Expense	$1,394,000	$1,083,000	$311,000
Personnel - Share-Based Compensation	1,810,000	—	1,810,000
Recruiting and retention	7,000	12,000	(5,000)
Professional Fees	960,000	772,000	188,000
Professional Fees - Share-Based Compensation	212,000	—	212,000
Leases and Rentals	285,000	321,000	(36,000)
Depreciation	477,000	532,000	(55,000)
Other	830,000	474,000	356,000
Other - Share-Based Director Fees	337,000	—	337,000
	$6,312,000	$3,194,000	$3,118,000
•The approximately $311,000 increase in wages and related expenses was primarily the result of

•The approximately $1,810,000 of personnel - share-based compensation in the six months ended June 30, 2025, for which there was no such expense in the comparable six months ended June 30, 2024 included; $1,286,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024), plus additional RSU grants employee recognitions of $525,000.
•The approximately 188,000 increase in professional fees expense was primarily the result of year end audit fees recognized in the six months ended June 30, 2025 for which there was no such expense in the comparable six months ended June 30, 2024, $221,000.
•The approximately $212,000 of non-cash share-based compensation Professional fees expense recognized in the three months ended June 30, 2025, for which there was no such expense in the comparable three months ended June 30, 2024 for RSU awards granted to outside consultants in lieu of cash.
•The approximately $36,000 decrease in leases and rentals was primarily the result of moving from a large warehouse in Eugene, Oregon to a smaller warehouse starting in January 2025.
•The approximately $356,000 increase in other general and administrative expenses included accumulative smaller changes in utilities, travel, general insurance, public company related insurance and other administrative expenses, including board compensation.
•The approximately $337,000 of non-cash share-based compensation other - director fees expense recognized in the six months ended June 30, 2025, for which there was no such expense in the comparable six months ended June 30, 2024 for RSU awards granted to directors in lieu of cash.

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
Interest Expense
Interest expense decreased by approximately $117,000 to approximately $1,119,000 for the six months ended June 30, 2025, compared to approximately $1,236,000 for the six months ended June 30, 2024. The decrease included approximately $69,000 resulting from the decreased principal balance of the Silverview loan in 2025 compared to 2024, and an approximately $9,000 decrease in interest expense related to the channel partners loan having been paid off in 2024.
Income Taxes
The provision for income taxes for the six months ended June 30, 2025 and 2024 was immaterial, primarily as we were in a net loss position for those periods.
SELECTED FINANCIAL INFORMATION
The following table sets forth a summary of our historical financial data as of the dates indicated. The balance sheet data as of December 31, 2024 and 2023 has been derived from our audited consolidated financial statements. The balance sheet data as of June 30, 2025 has been derived from our unaudited interim condensed consolidated financial statements included elsewhere in this filing. The unaudited interim condensed consolidated financial statements were prepared on the same basis as our audited consolidated financial statements. In our opinion, such financial statements include all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information for those periods. The summary financial data should be read with the financial statements and the accompanying notes included in this filing. In addition, the summary financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this filing.

	As of June 30, 2025	As of December 31,
		2024	2023
Balance Sheet Data:
Cash	$185,953	$453,162	$76,878
Total assets	26,538,101	28,000,026	26,268,232
Current liabilities	16,442,727	13,811,514	62,848,642
Long-term liabilities	12,981,973	13,396,745	6,842,046
Total liabilities	29,424,700	27,208,259	69,690,688
Total stockholders’ equity/(deficit)	(2,886,599)	791,767	(43,422,456)

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

The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the three and six months ended June 30, 2025 and 2024. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Three Months Ended June 30, (rounded to $000’s)		Six Months Ended June 30, (rounded to $000’s)
Gross Profit Analysis Excluding Unabsorbed Overhead	2025	2024	2025	2024
GAAP Total Net Sales	$1,321,000	$1,844,000	$2,414,000	$3,549,000
GAAP Gross Profit	$225,000	$745,000	$499,000	$1,157,000
GAAP Gross Profit Additions/(Deductions):
Unabsorbed Overhead	607,000	511,000	1,043,000	1,172,000
Adjusted Gross Profit excluding unabsorbed overhead	$834,000	$1,259,000	$1,542,000	$2,329,000
GAAP Gross Margin	17.2%	40.6%	20.7%	32.6%
Adjusted Gross Margin excluding unabsorbed overhead	63.1%	68.3%	63.9%	65.6%
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
The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, (rounded to $000’s)		Six Months Ended June 30, (rounded to $000’s)
EBITDA Analysis	2025	2024	2025	2024
Net Income / (Loss)	$(7,295,000)	$8,407,000	$(10,328,000)	$8,859,000
Add (Deduct):
Income Tax	3,000	9,000	3,000	9,000
Interest Expense	595,000	635,000	1,119,000	1,236,000
Depreciation and Amortization	274,000	$335,000	570,000	655,000
EBITDA	$(6,423,000)	$9,386,000	$(8,636,000)	$10,759,000
Change in fair value of convertible notes	—	(9,616,000)	—	(9,045,000)
Change in fair value of warrant liabilities	—	(1,275,000)	—	(1,705,000)
Investment (Gain) Loss	—	—	—	(3,421,000)
Adjusted EBITDA	$(6,423,000)	$(1,962,000)	$(8,636,000)	$(3,869,000)

Liquidity and Capital Resources
We have prepared our condensed consolidated financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations as we have invested in equipment, location buildout, inventory buildout (including laying down barrels of whiskey for aging) and marketing to grow our presence and brands. To date, our primary sources of capital have been private and public placements of equity securities, term loans, and convertible debt. During the six months ended June 30, 2025 and 2024, we had net income / (loss) of approximately $(10,328,000) and $8,859,000, respectively (of which, approximately $0 and $14,628,000, respectively, stemmed from the (increase)/decrease in fair value of certain convertible notes, warrants and contingencies, and gain on investment). We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in inventory, assets, working capital and otherwise in the growth of our business.
At June 30, 2025, we had outstanding aged payables to vendors in the aggregate amount of approximately $6,881,000, inclusive of accrued amounts to service providers who were providing services for us related to our IPO. We reached agreements with most of these vendors, including the vendors with some of the largest outstanding invoices, to be paid soon after the IPO or periodically on payment plans. Of the aforementioned vendor obligations, approximately $1,364,817 were for services related to the preparation of our IPO. A significant amount of the remaining payables relate to marketing and sports sponsorship fees that were agreed upon or contracted for prior to the COVID-19 lockdowns, but were put on hold or held over during those lockdowns and then restarted after the COVID lockdowns ended pursuant to the terms of the agreements. All of those sports marketing contracts have been completed as of the end of 2024 and will not be renewed, and we expect to make payments to those vendors in a way that allows us to manage our cash on hand as we grow our higher-margin revenue in 2025. Given our shift away from low-margin products and services, management believes the use of cash for higher-margin activities and priorities, requiring fewer raw goods units to drive more top line revenue, and more profitable revenue, will also assist with reducing and eventually eliminating our cash burn. While we believe we have put in place satisfactory payment terms for the payment of most of our outstanding payables, there is a risk that one or more of our vendors could demand a more immediate payment or initiate litigation against us in an attempt to force payment of the amounts owed. In such a case, the litigation could cause us to incur significant costs defending such action, and any such payment could materially affect our business, financial condition or liquidity.
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
On February 4, 2025, we completed a registration statement for an equity line of credit (“ELOC”). Under the ELOC, we registered the resale of up to 5,000,000 shares of our common stock, and subsequently an additional 10,000,000 shares of common stock under the June 2025 ELOC Registration Statement (discussed below), to be sold under the ELOC of of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”), that have been or may be issued by us to the Investor pursuant to the ELOC purchase agreement. The registration statement also included the resale of up to 67,162 shares of common stock that were issued to the Investor upon the exercise of a stock purchase warrant with an exercise price of $0.001 per share (the “Commitment Warrant”) that was issued to the Investor pursuant to the ELOC purchase agreement. In February 2025, the Investor exercised the Commitment Warrant for $67.
On June 13, 2025, we filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of an additional 10,000,000 ELOC Shares (the “June 2025 ELOC Registration Statement”), for an aggregate of 15,000,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the shareholders on June 24, 2025.
On August 11, 2025, we entered into subscription agreements (each, a “Subscription Agreement” and collectively the “Subscription Agreements”) with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which we, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, agreed to sell in a private placement (the “Offering”) to the Investors an aggregate of 183,478,891 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), and pre-funded warrants (the “Pre-Funded Warrants”) to acquire in the aggregate up to 186,900,000 shares of Common Stock. The purchase price for the Shares is $0.6043 per share (the “Share Price”) and the purchase price for the Pre-Funded Warrants is equal to the Share Price less $0.0001, or $0.6042 per Pre-Funded Warrant.
Included among the Investors in the Offering are Story Foundation, the entity behind the Story Network (“Story Foundation”), which has agreed to purchase 9,295,141 Shares and Pre-Funded Warrants to purchase 85,000,000 shares of Common Stock; Justin Stiefel, the Company’s Chairman and Chief Executive Officer, who has agreed to purchase 3,309,614 Shares; and Andrew Varga, a director of the Company, who has agreed to purchase 300,000 Shares.
Of the total $223,819,964 purchase price for the Shares and the Pre-Funded Warrants, $50,862,166 is expected to be paid in cash, $49,137,833 is expected to be paid in the cryptocurrency stablecoin commonly referred to as USDC (“USDC”), based on a purchase price of $1.00 per USDC, and $123,819,949 is expected to be paid in the native cryptocurrency of the Story Network, referred to as $IP Tokens (“$IP Tokens”), which will be valued for purpose of the Subscription Agreement at (i) $5.2413 (representing a 20% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of the Story Core Contributors (as defined in the Subscription Agreements), (ii) $3.40 (representing an approximate 48% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of Story Foundation, or (iii) $6.5516 (the reported closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of all other Investors.
The Offering is anticipated to close in August, 2025, subject to the satisfaction of customary closing conditions, and subject to shareholder approval of specific parts of the transaction. We intend to use (a) up to $4.0 million of the net proceeds from the Offering for general corporate purposes initiated after the closing, (b) up to $0.6 million for pre-existing working capital commitments or obligations, and (c) at least $80.0 million to purchase $IP Tokens from Story Foundation at a price per $IP Token of $3.40. The balance of the net proceeds will be used to purchase or otherwise acquire $IP Tokens and for the establishment of our cryptocurrency treasury operations to the extent consistent with our investment policy as amended or otherwise modified from time to time. We will not use more than $7.0 million of such proceeds: (i) for the satisfaction of any portion of the Company’s debt (other than payment of trade payables in the ordinary course of our business and prior practices), (ii) for the redemption of any Common Stock or (iii) for the settlement of any outstanding litigation. In connection with the announcement of the Offering, we announced the launch of our digital asset treasury reserve strategy, to be effective upon the closing of the Offering, pursuant to which we plan to use $IP Tokens as our primary treasury reserve asset on an ongoing basis. The is no assurance that the Company will be able to close on this transaction, or that if it does close the transaction, that it will be with substantially the same terms as described herein. If the transaction closes, the Company will disclose the final details in a related 8-K filing.
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
Line of Credit and Debt Agreements
In March 2021, we entered into a secured term loan agreement (the “Silverview Loan”) with Silverview Credit Partners, L.P. (“Silverview”) for a secured term loan of up to $15,000,000. The Silverview Loan originally matured on April 15, 2025, but was extended to October 25, 2026 in the October 1, 2024 Silverview Loan modification. The Silverview Loan initially accrued interest through the 18-month anniversary of the closing date at (i) a fixed rate of 10.0% per annum, which portion was payable in cash, and (ii) a fixed rate of 6.5% per annum, which portion was payable in kind and added to the outstanding obligations as principal. Commencing in October 2022, the Silverview Loan began accruing interest at a fixed rate of 15.0% per annum through maturity. We had an option to prepay the Silverview Loan with a prepayment premium up to 30.0% of the outstanding obligations during the first 24 months of the loan, after which time we could prepay the loan with no premium due. We are now past that initial 24-month window and can prepay all or some of the outstanding balance without penalty. The Silverview Loan is secured by substantially all of our assets.
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
As discussed above, in the past, we had violated various financial and other debt covenants in the Silverview Loan agreement, including our failure to timely furnish to Silverview our consolidated financial statements for the months of 2024 prior to the completion of our IPO and for the year ended December 31, 2023. Because we had reached an agreement in principal with Silverview in June 2024 on the treatment of such waivers and the elimination of certain reporting requirements and covenants leading up to the IPO and we were working to paper those modifications while working on the IPO, we determined that the Silverview Loan should be classified as a current liability as of the date of our IPO. As of the date of our IPO (November 25, 2024) the outstanding principal balance on the Silverview Loan was $12,250,000, with approximately $1,568,0000 having been paid towards principal subsequent to the closing of the IPO through December 31, 2024 leaving an outstanding balance of the Silverview Loan of approximately $10,682,000 at December 31, 2024 In the six months ended June 30, 2025, approximately $300,000 was paid towards principal, leaving an outstanding balance on the Silverview Loan of approximately $10,382,438.
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
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	For the Six Months Ended June 30, (rounded to $000’s)
	2025	2024
Net Cash Used in Operating Activities	$(3,544,000)	$(5,383,000)
Net Cash Provided by Investing Activities	55,000	(287,000)
Net Cash Provided by Financing Activities	3,222,000	5,744,000
Net increase / (decrease) in cash	$(267,000)	$75,000
Net Cash Used in Operating Activities
During the six months ended June 30, 2025 and 2024, net cash used in operating activities was approximately $(3,544,000) and $(5,383,000), respectively, resulting primarily from net income / (loss) of approximately $(10,328,000) and $8,859,000, respectively. During the six months ended June 30, 2025 and 2024, approximately $2,669,000 and $(717,000), respectively, of cash was (used) / generated by changes in operating account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $4,115,000 and $(13,525,000) in the respective periods.
The approximately $4,115,000 of changes in operating account balances of operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of approximately: $570,000 of depreciation expense; $201,000 of non-cash amortization of operating lease right-of-use assets; $9,000 of loss on disposal of property and equipment; and, $207,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $(13,525,000) of changes in operating account balances of operating assets and liabilities for the six months ended June 30, 2024 included approximately: $655,000 of depreciation expense; $257,000 of non-cash amortization of operating lease right-of-use assets; $(9,045,000) of loss on change in fair value of convertible notes; and $163,000 of non-cash interest expense primarily associated with our notes payable, offset by: $3,421,000 of gain on change in fair value of investment; and $1,705,000 of gain on change in fair value of warrant liabilities.
Net Cash Provided by / (Used in) Investing Activities
During the six months ended June 30, 2025 and 2024, net cash provided by / (used in) investing activities was approximately $55,000 and $(287,000), respectively, related primarily to the purchase of property and equipment, net of amounts related to proceeds from sale of assets.
Net Cash Provided By Financing Activities
During the six months ended June 30, 2025 and 2024, net cash provided by financing activities was approximately $3,222,000 and $5,744,000, respectively. The cash proceeds received in the six months ended June 30, 2025 were primarily comprised of approximately: $730,000 from the sale of common stock under the ELOC; $2,792,000 from the sale of Series B Preferred Stock (and warrants for the first two non-ELOC Investor subscriptions); offset by repayment of notes payable of $300,000. The cash proceeds received in the six months ended June 30, 2024 of approximately $5,744,000 were related to approximately: proceeds from convertible notes of $3,656,000 (of which approximately $1,433,000 was from a related party); $439,000 proceeds from notes payable; offset by deferred transaction costs associated with our IPO of $92,000; and repayment of notes payable of $86,000.
Supplemental Cash Flow Information
During the six months ended June 30, 2025, supplemental cash flow activity included approximately: $911,000 of cash paid for interest expense; $182,000 of right-of-use assets obtained in exchange for new operating lease liabilities; and $0 of unpaid property and equipment additions. For the six months ended June 30, 2024, supplemental cash flow activity included approximately: $1,072,000 of cash paid for interest expense; and $246,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024 included elsewhere in this filing.
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
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the six months ended June 30, 2025 or 2024.
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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
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
There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations, cash flows or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company that could materially affect our company, as all of the litigation that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 has been settled as follows:
On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against us in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to us. CFGI contended that it fully performed its obligations under such agreement, but that the parties amended the agreement on or about May 22, 2023 when we fell behind in our payments. CFGI alleges further that, while we made some payments under the amended agreement, CFGI was, at the time of commencement of the litigation,owed approximately $730,000, plus interest.
The Company filed an answer to that complaint on May 12, 2025 and answers to interrogatories on June 10, 2025 to stay current with the litigation process while it worked to negotiate a settlement. As of December 31, 2024, the Company had accrued the entire amount payable to CFGI and the Company was in negotiations with CFGI on alternate payment terms that would have allowed the Company to pay the amounts due to CFGI over time. On July 30, 2025, the parties entered into a settlement agreement whereby the Company paid $500,000 in full satisfaction of all amounts owed to CFGI and the litigation was dismissed with prejudice.

On April 16, 2025, Kaylon McAlister, a former co-founder of Thinking Tree Spirits, filed suit in the Circuit Court of Oregon against Thinking Tree Spirits and our company seeking $470,000 under the Oregon dissenter rights statute, plus interest. While we are reviewing the matter, we believe the amount being sought is without merit and grossly overinflates the value of the enterprise, and we intend to vigorously defend this matter. Further, we believe we had counterclaims against the plaintiff for actions taken by him before, during and after the closing of the acquisition transaction that adversely effected the valuation of the acquisition and our investment in Thinking Tree Spirits. The parties reached agreement on August 4, 2025 whereby the dissenter relinquished his claims in exchange for $140,000, ending the matter.
Item 1A. Risk Factors
As a “smaller reporting company,” we are not required to provide the information required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the quarter ended June 30, 2025, the Company issued and sold an aggregate of 576,373 shares of its Series B Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 733,192 shares of the Company’s common stock (the “Warrants”) to accredited investors for aggregate gross proceeds of approximately $5,763,747. The Preferred Stock and Warrants were issued in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, as the transactions did not involve any public offering.
In conjunction with, and contingent upon, a private placement of common stock anticipated to close in August 2025: 629,873 shares of Series B Preferred Stock will be exchanged for: 894,856 shares of common stock; and 17,002,480 prepaid warrants with an exercise price of $0.01 per share
No underwriters were engaged in connection with these sales, and no underwriting discounts or commissions were paid. The shares of Preferred Stock and the Warrants contain restrictions on transfer and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act and applicable state securities laws.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The Exhibits listed in the Exhibit Index are filed as part of this quarterly report on Form 10-Q. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	First Amendment to Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	June 27, 2025
3.3	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.2	November 26, 2024
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1/A	333-279382	3.8	October 3, 2024
3.5	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
3.6	Certificate of Amendment to the Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock	S-1	333-288051	3.5	June 13, 2025
4.1	Specimen common stock certificate	S-1/A	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1/A	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1/A	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1/A	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1/A	333-279382	4.8	October 25, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024
4.10	Form of outstanding warrants that expires April 1, 2028	10-K	001-42411	4.10	April 28, 2025
4.11	Form of outstanding warrants that expires February 21, 2030	POS-AM	333-284509	4.11	May 7, 2025
4.12	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 11, 2025
4.13	Form of Advisory Warrant	8-K	001-42411	4.2	August 11, 2025
4.14	Form of Placement Agent Warrant	8-K	001-42411	4.3	August 11, 2025
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1/A	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1/A	333-279382	10.5	August 28, 2024
10.7	First Amendment to the Heritage Distilling Holding Company, Inc. 2024 Equity Incentive Plan	8-K	001-42411	10.1	June 27, 2025
10.8	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.9	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 25, 2024
10.10	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.11	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.12	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.13	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025
10.14	Form of Subscription Agreement, dated as of August 11, 2025, between the Company and each Subscriber (as defined therein)	8-K	001-42411	10.1	August 11, 2025
10.15	Form of Registration Rights Agreement, dated as of August 11, 2025, between the Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025
10.16	Placement Agency Agreement, dated as of August 11, 2025, among the Company, Cantor Fitzgerald & Co. and Roth Capital Partners, LLC	8-K	001-42411	10.3	August 11, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: August 14, 2025	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

Date: August 14, 2025	By:	/s/ Michael Carrosino
Michael Carrosino Chief Executive Officer Principal Financial Officer and Principal Accounting Officer