Form 10-Q/A
period 2025-06-30
Heritage Distilling Holding Company, Inc.
filed 2025-08-18
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Heritage Distilling Holding Company Inc. (the “Company") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2025 (the “Original Filing Date”). The sole purpose of this exhibit-only Amendment is to supplement the Exhibits contained in Item 6 of Part II of the Original Filing by refiling the Company’s Amended and Restated Bylaws to correct a scrivener’s error in the version previously filed.
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

Part II - Other Information
Item 6. Exhibits.
The Exhibits listed in the Exhibit Index are filed as part of this quarterly report on Form 10-Q. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	First Amendment to Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	June 27, 2025
3.3	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.†
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1/A	333-279382	3.8	October 3, 2024
3.5	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
3.6	Certificate of Amendment to the Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock	S-1	333-288051	3.5	June 13, 2025
4.1	Specimen common stock certificate	S-1/A	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1/A	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1/A	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1/A	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1/A	333-279382	4.8	October 25, 2024
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024
4.10	Form of outstanding warrants that expires April 1, 2028	10-K	001-42411	4.10	April 28, 2025
4.11	Form of outstanding warrants that expires February 21, 2030	POS-AM	333-284509	4.11	May 7, 2025
4.12	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 11, 2025
4.13	Form of Advisory Warrant	8-K	001-42411	4.2	August 11, 2025
4.14	Form of Placement Agent Warrant	8-K	001-42411	4.3	August 11, 2025

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1/A	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1/A	333-279382	10.5	August 28, 2024
10.7	First Amendment to the Heritage Distilling Holding Company, Inc. 2024 Equity Incentive Plan	8-K	001-42411	10.1	June 27, 2025
10.8	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.9	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 25, 2024
10.10	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.11	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.12	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.13	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025
10.14	Form of Subscription Agreement, dated as of August 11, 2025, between the Company and each Subscriber (as defined therein)	8-K	001-42411	10.1	August 11, 2025
10.15	Form of Registration Rights Agreement, dated as of August 11, 2025, between the Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.16	Placement Agency Agreement, dated as of August 11, 2025, among the Company, Cantor Fitzgerald & Co. and Roth Capital Partners, LLC	8-K	001-42411	10.3	August 11, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-42411	32	August 14, 2025
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: August 18, 2025	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

6