Form 10-Q
period 2025-09-30
Heritage Distilling Holding Company, Inc.
filed 2025-11-18
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-42411
_________________________
HERITAGE DISTILLING HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-4558219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9668 Bujacich Road, Gig Harbor, Washington	98332
(Address of Principal Executive Offices)	(Zip Code)
(253) 509-0008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IPST	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 13, 2025, was 9,173,955.

Part I - Financial Information
Item 1. Financial Statements
HERITAGE DISTILLING HOLDING COMPANY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$1,674,674	$453,162
Accounts Receivable	202,775	638,890
Inventory	2,280,270	2,471,567
Other Current Assets	777,623	355,928
Total Current Assets	4,935,342	3,919,547

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	4,109,920	5,449,412
Operating Lease Right-of-Use Assets, net	2,797,808	3,303,158
Investment in Flavored Bourbon LLC	14,285,222	14,285,222
Intangible Digital Assets (Note 7)	455,648,074	—
Other Intangible Assets (Note 9)	394,171	421,151
Goodwill (Note 9)	589,870	589,870
Other Long Term Assets	17,965	31,666
Total Long Term Assets	477,843,030	24,080,479
Total Assets	$482,778,372	$28,000,026

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$3,068,371	$4,979,353
Accrued Payroll	1,572,591	950,974
Accrued Tax Liability	1,449,351	1,535,628
Other Current Liabilities	688,833	1,253,052
Operating Lease Liabilities, Current	1,083,271	1,131,545
Notes Payable, Current	2,358,574	3,758,595
Accrued Interest	134,554	202,367
Total Current Liabilities	10,355,545	13,811,514

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	2,325,584	2,810,015
Notes Payable, net of Current Portion	238,053	9,482,339
Accrued Interest, net of Current Portion	—	977,316
Deferred Income Tax	49,426,794	—
Other Long Term Liabilities	—	127,075
Total Long-Term Liabilities	51,990,431	13,396,745
Total Liabilities	62,345,976	27,208,259

Commitments and Contingencies (Note 11)

Stockholders’ Equity / (Deficit)
Preferred Stock - par value $0.0001 per share, 10,000,000 and 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively :
Series A Convertible, 500,000 shares designated; 210,700 and 494,840 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	49
Series B Convertible, 850,000 and 0 shares designated; 15,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Common Stock, par value $0.0001 per share; 985,000,000 and 70,000,000 shares authorized; 9,147,795 and 263,680 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	18,323	556
Additional Paid-In-Capital	308,612,299	74,925,180
Retained Earnings / (Accumulated Deficit)	111,801,751	(74,134,018)
Total Stockholders’ Equity / (Deficit)	420,432,396	791,767
Total Liabilities & Stockholders’ Equity / (Deficit)	$482,778,372	$28,000,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Products	$815,514	$1,375,230	$2,714,012	$4,051,087
Distillery Services	264,943	386,204	780,250	1,258,820
Crypto and Related	1,908,544	—	1,908,544	—
Total Net Revenues	2,989,001	1,761,434	5,402,806	5,309,907

COST OF REVENUE
Products	1,074,878	1,117,516	2,972,030	3,428,979
Services	28,778	14,175	46,458	94,852
Crypto and Related	53,342	—	53,342	—
Total Cost of Revenue	1,156,998	1,131,691	3,071,830	3,523,831
Total Gross Profit	1,832,003	629,743	2,330,976	1,786,076

OPERATING EXPENSES
Sales and Marketing	1,023,935	1,271,063	4,311,244	3,758,713
General and Administrative	1,956,900	1,438,770	8,268,702	4,632,016
Total Operating Expenses	2,980,835	2,709,833	12,579,946	8,390,729
Operating Income / (Loss)	(1,148,832)	(2,080,090)	(10,248,970)	(6,604,653)

OTHER INCOME / (EXPENSE)
Interest Expense	(497,975)	(661,643)	(1,616,498)	(1,897,299)
Change in Fair Value of Intangible Digital Assets	245,841,410	—	245,841,410	—
Gain on Investment	—	—	—	3,421,222
Gain on Extinguishment of Debt	1,673,127	—	1,673,127	—
Change in Fair Value of Convertible Notes	—	29,288	—	8,324,198
Change in Fair Value of Warrant Liabilities	—	(720,550)	—	1,734,308
Change in Fair Value of Contingency Liability	(62,424)	—	(62,424)	457,127
Other Income / (Expense)	(114,619)	64	(220,960)	656
Total Other Income / (Expense)	246,839,519	(1,352,841)	245,614,655	12,040,212
Income / (Loss) Before Income Taxes	245,690,687	(3,432,931)	235,365,685	5,435,559
Income Taxes	(49,426,794)	—	(49,429,916)	(9,150)
Net Income / (Loss)	$196,263,893	$(3,432,931)	$185,935,769	$5,426,409

Net Income / (Loss) Per Share, Basic	$16.97	$(160.41)	$43.58	$247.40

Weighted Average Common Shares Outstanding, Basic	11,555,389	22,097	4,236,733	21,428

Net Income / (Loss) Per Share, Diluted (See Note 14)	$16.97	$(160.41)	$43.58	$(62.42)

Weighted Average Common Shares Outstanding, Diluted	11,555,389	22,097	4,236,733	228,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)
(unaudited)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Retained Earnings / (Accumulated Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance June 30, 2025	636,394	$64	210,700	$21	744,354	$75	$81,575,384	$(84,462,142)	$(2,886,598)
PIPE Placement of Prepaid Warrants	—	—	—	—	—	—	215,198,048	—	215,198,048
PIPE Advisor Common Stock Compensation	323,854	32	—	—	—	—	3,499,431	—	3,499,463
PIPE Prepaid Warrants Converted to Common Stock	7,180,833	718	—	—	—	—	(718)	—	—
Private Placement of Series B Preferred Stock (and warrants) (See Note 8)	—	—	—	—	12,500	1	124,999	—	125,000
ELOC Agreement Sales of Common Stock	526,267	53	—	—	—	—	4,087,108	—	4,087,161
Exercise of Prepaid Warrants to Purchase Common Stock	5,000	1	—	—	—	—	99	—	100
Exercise of Common Warrants to Purchase Common Stock	13,231	1	—	—	—	—	180	—	181
Exchange of Series B Preferred Stock for Common Stock and prepaid warrants	213,409	21	—	—	(741,854)	(74)	53	—	—
Issued Prepaid Warrants in exchange for debt	—	—	—	—	—	—	4,097,286	—	4,097,286
Exercise of Debt Exchange Warrants to Purchase Common Stock	198,000	20	—	—	—	—	(20)	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	5,033	1	—	—	—	—	(1)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	(77,145)	—	(77,145)
Issuance of Common Stock in Conjunction with Purchase of Thinking Tree Spirits	40,672	4	—	—	—	—	(4)	—	—
Common Stock Issued in Exchange for Services	5,265	1	—	—	—	—	124,999	—	125,000
Effect of Reverse Split, Fractional Shares and Rounding	(163)	(1)	—	—	—	—	8	—	7
Net Income / (Loss)	—	—	—	—	—	—	—	196,263,893	196,263,893
Ending Balance September 30, 2025	9,147,795	$915	210,700	$21	15,000	$2	$308,629,707	$111,801,751	$420,432,396

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Retained Earnings / (Accumulated Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2024	263,680	$26	494,840	$49	—	$—	$74,925,710	$(74,134,018)	$791,767
PIPE Placement of Prepaid Warrants	—	—	—	—	—	—	215,198,048	—	215,198,048
PIPE Advisor Common Stock Compensation	323,854	32	—	—	—	—	3,499,431	—	3,499,463
PIPE Prepaid Warrants Converted to Common Stock	7,180,833	718	—	—	—	—	(718)	—	—
Private Placement of Series B Preferred Stock (and warrants) (See Note 8)	—	—	—	—	291,681	29	2,916,781	—	2,916,810
Exercise of ELOC Commitment Warrant	3,358	—	—	—	—	—	67	—	67
ELOC Agreement Sales of Common Stock	598,140	60	—	—	—	—	4,817,174	—	4,817,234
Exercise of Prepaid Warrants to Purchase Common Stock	158,338	16	—	—	—	—	84	—	100
Exercise of Common Warrants to Purchase Common Stock	18,728	2	—	—	—	—	186	—	188
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	43	(14)	—	1
Exchange of Series B Preferred Stock for Common Stock	213,409	21	—	—	(741,854)	(74)	53	—	—
Issued Prepaid Warrants in exchange for debt	—	—	—	—	—	—	4,097,287	—	4,097,287
Exercise of Debt Exchange Warrants to Purchase Common Stock	198,000	20	—	—	—	—	(20)	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	5,033	1	—	—	—	—	(1)	—	—
RSUs Vested	138,646	14	—	—	—	—	(14)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	3,050,662	—	3,050,662
Issuance of Common Stock in Conjunction with Purchase of Thinking Tree Spirits	40,672	4	—	—	—	—	(4)	—	—
Common Stock Issued in Exchange for Services	5,265	1	—	—	—	—	124,999	—	125,000
Effect of Reverse Split, Fractional Shares and Rounding	(161)	—	—	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	—	—	185,935,769	185,935,769
Ending Balance September 30, 2025	9,147,795	$915	210,700	$21	15,000	$2	$308,629,707	$111,801,751	$420,432,396

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance June 30, 2024	22,096	$2	183,000	$18	$33,249,570	$(65,985,135)	$(32,735,545)
Preferred Stock Issued	—	—	311,840	31	129,486	—	129,517
Shares Repurchased	—	—	—	—	(1,260)	—	(1,260)
Warrants Issued	—	—	—	—	2,051,000	—	2,051,000
Effect of Reverse Split, Fractional Shares and Rounding	(1)	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	(3,432,931)	(3,432,931)
Rounding	—	—	—	—	—	$(1)	(1)
Ending Balance September 30, 2024	22,095	$2	494,840	$49	$35,428,796	$(69,418,067)	$(33,989,220)

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance December 31, 2023	19,074	$2	—	$—	$31,422,018	$(74,844,476)	$(43,422,456)
Acquisition of Thinking Tree Spirits	2,547	—	—	—	—	—	—
Preferred Stock Issued	—	—	494,840	49	1,680,468	—	1,680,517
Shares Repurchased	(1)	—	—	—	(3,690)	—	(3,690)
Warrants Issued	—	—	—	—	2,330,000	—	2,330,000
Warrants Exercised	474	—	—	—	—	—	—
Effect of Reverse Split, Fractional Shares and Rounding	1	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	5,426,409	5,426,409
Ending Balance September 30, 2024	22,095	$2	494,840	$49	$35,428,796	$(69,418,067)	$(33,989,220)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Net Income / (Loss)	$185,935,769	$5,426,409
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation Expense	832,476	984,329
Amortization of operating lease right-of-use assets	304,217	365,088
Loss on disposal of property and equipment	481,008	37,154
Non-cash Warrant Issued	1,133,663	—
Change in Fair Value of Intangible Digital Assets	(245,841,410)	—
Gain on Investment	—	(3,421,222)
Change in Fair Value of Convertible Notes	—	(8,324,198)
Change in Fair Value of Warrant Liabilities	—	(1,734,308)
Change in Fair Value of Contingency Liabilities	62,424	(457,127)
Non-cash Interest Expense	(905,048)	312,571
Non-cash Shares in lieu of Services	125,000	—
Non-cash Share-based Compensation	3,050,662	—
Non-cash Deferred Income Tax Expense	49,426,794	—

Changes in Operating Assets and Liabilities:
Accounts Receivable	436,115	421,444
Inventory	191,297	286,343
Other Current Assets	379,038	(36,518)
Other Long Term Assets	13,701	—
Accounts Payable	(1,910,982)	473,729
Intangible Digital Assets	(986,680)	—
Other Current Liabilities	(28,878)	(134,204)
Operating Lease Liabilities	(331,571)	(427,373)
Other Long-Term Liabilities	(189,500)	—
Net Cash Used in Operating Activities	(7,821,905)	(6,227,883)

Cash Flow from Investing Activities
Purchase of Intangible Digital Assets	(21,000,000)	—
Proceeds from Purchase of Thinking Tree Spirits	—	5,090
Purchase of Property and Equipment	(74,754)	(32,125)
Proceeds from Sale of Asset	127,741	—
Net Cash Provided by / (Used in) Investing Activities	(20,947,013)	(27,035)

Cash Flow from Financing Activities
Proceeds from PIPE Sale of Prepaid Warrants,net	30,076,795	—
Proceeds from Notes Payable (including factoring agreements)	—	694,914
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $0 and $1,100,000 for the nine months ended September 30, 2025 and 2024, respectively)	—	3,655,870
Repayment of Notes Payable	(7,820,765)	(139,255)
Common Stock Shares Repurchased	—	(3,690)
Proceeds from Private Placement of Series A Preferred Stock (and warrants)	—	2,025,000
Proceeds from Private Placement of Series B Preferred Stock (and warrants) (Note 8)	2,916,810	—
Proceeds from ELOC Sales of Common Stock	4,817,235	—
Proceeds from Warrants Exercised	355	—
Deferred Transaction Costs associated with S-1 Filing	—	(22,954)
Net Cash Provided by / (Used in) Financing Activities	29,990,430	6,209,885
Net Increase / (Decrease) in Cash	1,221,512	(45,033)
Cash – Beginning of Period	453,162	76,878
Cash – End of Period	$1,674,674	$31,845

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$911,240	$1,584,729
Income Tax Expense	$3,122	$9,150

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase of $IP Tokens with USDC	$59,000,184	$—
Sale of Prepaid Warrants for $IP Tokens and USDC in PIPE Offering	$188,357,783	$—
Series A Preferred Stock and Warrants Issued in Exchange for Barrels and Inventory	$—	$1,265,600
Series A Preferred Stock and Warrants Issued in Exchange for factoring agreement notes payable including interest	$—	$719,919
Series B Preferred Stock Issued in Exchange for Series A Preferred Stock	$4,092,567	$—
Series B Preferred Stock Issued in Exchange for Prepaid Warrants	$559,180	$—
Issued Warrants for Debt Settlements	$4,097,287	$—
Exercise of Prepaid Warrants to Purchase Common Stock	$11	$—
Exercise of Common Warrants to Purchase Common Stock	$7	$—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	$4	$—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	$42	$—
RSUs Vested	$275	$—
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$(201,133)	$152,821
Unpaid Property and Equipment Additions	$—	$43,081
Deferred Transaction Costs Associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$—	$290,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — Heritage Distilling Holding Company, Inc. (“HDHC” or the “Company”) is a Delaware corporation that was formed for the purpose of investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has two wholly owned subsidiaries: Heritage Distilling Company, Inc. (“HDC”) and IP Strategy, LLC (“IP Strategy LLC”) that are included in the condensed consolidated financial statements.
HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as Ready-to-Drink (“RTD”) beverages and operates distillery tasting rooms in Washington and Oregon.
IP Strategy LLC was formed in September 2025 as a subsidiary of Heritage Distilling Holding Company, Inc. to accumulate and hold Story $IP Tokens (“$IP Tokens”), the native cryptocurrency of the Story Network, and to house validator and related cryptocurrency operations. Under the digital currency treasury strategy adopted in 2025, the Company purchases and holds $IP Tokens for long term investment purposes.
Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 84,375 shares of common stock at $80 per share. Concurrently, the Company also closed a private offering of 19,110 common warrants to purchase shares of common stock with an exercise price of $0.20 per share at $79.80 per warrant. (See Note 8.)
Rebranding and Change in Ticker Symbol — In September 2025, the Company rebranded as “IP Strategy”, reflecting its evolution into a public-market vehicle focused on the accumulation of $IP Tokens. In connection with the rebranding, the Company’s Nasdaq ticker symbol was changed from “CASK” to “IPST” and the Company commenced trading under the new symbol at the market open on September 22, 2025.
Registration of Common Stock — On January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register the resale of up to a maximum of 250,000 shares of common stock and 3,358 shares of common stock issuable upon the exercise of the Commitment Warrants (as defined below) of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the investor (the “ELOC Investor”) pursuant to the Securities Purchase Agreement, dated as of January 23, 2025, between the Company and the ELOC Investor (the “ELOC Purchase Agreement”), establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 3,358 shares of common stock issuable to the Investor upon the exercise of a stock purchase warrants with an exercise price of $0.02 per share (the “Commitment Warrants”) were issued pursuant to the ELOC Purchase Agreement that the Company and the ELOC Investor entered into in a letter agreement dated January 23, 2025 under which the Investor shall not be allowed to exercise the Commitment Warrants for a number of shares of common stock that would give it and its affiliates beneficial ownership of an amount of common stock greater than 1% of the total outstanding common stock after giving effect to such conversion. In February 2025, the ELOC Investor exercised the Commitment Warrants for $67.
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register the resale of up to a maximum of an additional 500,000 ELOC Shares (the “June 2025 ELOC Registration Statement”), for an aggregate of 750,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the shareholders on June 24, 2025.
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation process. Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income / (loss) or net assets as previously reported.
Stock Splits — On May 11, 2024, the Board and Stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted. On September 18, 2025, the Stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
All share and per share numbers presented in these financial statements have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual component numbers. In cases where rounding occurred, the amount of the rounding difference is not material and are considered to be insignificant. The aggregate effect of rounding down fractional shares and the respective payout of paid in capital is reported in the aggregate where significant, including the condensed consolidated statements of stockholders’ equity.
Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statement of operations and the condensed consolidated statements of stockholders’ equity, for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
As of September 30, 2025, the Company believes its current cash balances coupled with anticipated cash flow from its spirits and crypto related operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements. The Company has the ability to raise additional funds by issuing equity or equity-linked securities, including through the Equity Line of Credit finalized in February 2025 or the sale of additional shares of Series B Preferred Stock, or other securities or instruments (See Notes 7 and 16). In addition, over the course of the spring and summer management held numerous discussions with additional third parties about different financing options unrelated to the Equity Line of Credit or Series B Preferred Stock that would make the use of those securities instruments no longer necessary.
On August 15, 2025, the Company closed a private placement offering (the “PIPE”) with certain institutional and accredited investors (collectively the “PIPE Investors”) for a private placement of an aggregate of 18,518,944 pre-funded warrants (the “Pre-Funded Warrants”) to acquire shares of common stock. The purchase price for the Pre-Funded Warrants was the price of the Company’s common stock of $12.086 per share (the “Share Price”) less $0.002, or $12.084 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses. In connection with the PIPE, the Company announced its digital asset treasury reserve strategy, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis. (See Note 8.)

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
Risks and Uncertainties
Intangible Digital Assets and Cryptocurrency Risks
The Company is subject to various risks including market risk, liquidity risk, and other risks related to its concentration of its assets in a single asset class, $IP Tokens. Investing in $IP Tokens is currently highly speculative and volatile.
The Fair Value of the Intangible Digital Assets line item in the Company’s balance sheet at September 30, 2025, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the $IP Tokens held by the Company and fluctuations in the price of $IP Tokens could materially and adversely affect an investment in shares of the Company’s common stock. The price of $IP Tokens has a limited history. During such history, $IP Token prices have been volatile and subject to influence by many factors, including the levels of liquidity. If digital asset markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the price of $IP Tokens, including, but not limited to, global $IP Token supply and demand, theft of $IP Tokens from global trading platforms or vaults, failure of a custodian holding the Company’s $IP Tokens, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
The $IP Tokens held by the Company are assets of the Company and the Company’s stockholders have no specific rights to any specific $IP Token(s). In the event of the insolvency of the Company, its assets may be inadequate to satisfy a claim by its creditors or stockholders.
There is currently no clearing house for $IP Tokens, nor is there a central or major depository for the custody of $IP Tokens. There is a risk that some or all of the Company’s $IP Tokens could be lost or stolen. There can be no assurance that any custodian of the Company’s $IP Tokens will maintain adequate insurance or that such coverage will cover losses with respect to the Company’s SIP Tokens. Further, transactions in $IP Tokens are irrevocable. Stolen or incorrectly transferred $IP Tokens may be irretrievable. As a result, any incorrectly executed $IP Token transactions could adversely affect an investment in the Company.
The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC in the past have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. In June 2023, the SEC brought charges against the Digital Asset Trading Platforms Binance and Coinbase for alleged violations of a variety of securities laws. In November 2023, the SEC brought charges against the Digital Asset Trading Platform Kraken for alleged violations of a variety of securities laws. In these complaints, the SEC asserted that Solana (“SOL”) is a security under the federal securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.”
If $IP Tokens are determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for $IP Tokens. For example, it may become more difficult for $IP Tokens to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of $IP Tokens and cause users to migrate to other digital assets. As such, any determination that $IP Tokens are a security under federal or state securities laws may adversely affect the value of $IP Tokens and, as a result, an investment in the Company.
In addition, if $IP Tokens are in fact a security, the Company could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Company’s liquidation or delisting delisting from the exchange upon which the Company’s stock is traded. In this case, the Company and any sponsors of $IP Tokens may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the sponsor or the Company will be able to register under the Investment Company Act of 1940 at such

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
time, or take such other actions as may be necessary to ensure the Company’s activities comply with applicable law, which could force the Company to liquidate.
As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. The Solana Network subsequently experienced similar disruptions, and has been subject to multiple similar outages throughout its history. Any such similar outages in the future could have a material adverse effect on the value of $IP Tokens and an investment in the Company.
Furthermore, like any smart contract platform that utilizes bridge technology, digital assets transferred to or from other blockchains are vulnerable to certain types of exploits. For example, on February 3, 2022, hackers were able to manipulate the Wormhole bridge smart contract code which enables the transfer of certain digital assets to the Solana Network, to divert approximately 120,000 Ether from the Wormhole bridge to the attacker’s Ethereum wallet. While Jump Crypto, the creators of the Wormhole bridge, replenished the stolen Ether, effectively backstopping user losses, they or other creators may not be able to do so again in the future. The development of bridges on the Solana Network is ongoing and further attacks on bridges compatible with the Solana Network could have a material adverse effect on the value of $IP Tokens and an investment in the Company.
To the extent a private key required to access an $IP Token address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Company may be unable to access the $IP Tokens controlled by the private key and the private key will not be capable of being restored by the Story Network. The processes by which $IP Token transactions are settled are dependent on the $IP Token peer-to-peer network, and as such, the Company is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of $IP Tokens.
The Company relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Company’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Company’s ability to access critical services and be disruptive to the operations of the Company.
If the Company were to liquidate a significant block of $IP Tokens in a single transaction, this may adversely impact the price per $IP Token in the market. Although substantial portions of the $IP Tokens are subject to lock-up restrictions, there could be liquidity risk if the Company were to sell a significant block of $IP Tokens.
The Company and any transaction sponsors of the $IP Tokens may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of business.
Global Conflict, International Relations, Tariffs and Market Reactions
Management continues to monitor the changing landscape of global conflicts, international relations and related market responses, and their potential impacts on its business. Significant among these are ongoing tariff and countervailing tariffs the United States and several countries around the world. The scale and reach of the trade war initially impacted the public markets negatively and escalated the war of words and saber rattling between the United States and its primary economic adversaries, further elevating tensions. While the Company is not directly impacted in a significant way by the tariff battles, it does continue to create ongoing uncertainty in the macro economy and could have an impact on consumers and their buying behavior. Uneasy consumers may choose to forgo making purchases that they do not deem to be essential, thereby impacting the Company’s growth plans.
Inflation
Based on recent data from Federal Reserve Bank, and as indicated by recent cuts in the prime lending rates, inflation appears to be cooling off. Pockets of inflation continue to persist in some parts of the country, particularly where wage pressure and energy prices remain above the national average. If inflation were to begin to rise rapidly again it could put cost pressure on the Company faster than it can raise prices on its products. In such cases the Company could lose money on products, or its margins or profits could decline. In other cases, consumers may choose to forgo making purchases that

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
they do not deem to be essential, thereby impacting the Company’s growth plans. Likewise, labor pressures could continue to increase as employees become increasingly focused on their own standard of living, putting upward labor costs on the Company before the Company has achieved some or all of its growth plans. Management continues to focus on cost containment and is monitoring the risks associated with inflation and will continue to do so for the foreseeable future.
U.S. Government and State Legislative Items
The U.S. government is emerging from its longest recorded shutdown, which while in shutdown mode, directly impacted the Company’s ability to conduct certain basic parts of its business. It also means some of its customers who are reliant on federal paychecks were having to make difficult decisions on affording basic needs in the absence of their normal paychecks. Another 42 million Americans lost access to SNAP benefits beginning November 1, 2025. While the Company has never accepted SNAP benefits as a form of payment, the news about the broader impact to the economy of this shutdown could push the broader consumer sentiment down, further undermining the consumer’s decisions to purchase items the Company produces, which are priced at premium levels and are considered non-essential.
Any government shutdown also directly impacts the Company‘s operations in that the U.S. Tax, Tariff and Trade Bureau (TTB), which regulates beer, wine and spirits producers in the US. A shutdown impacting TTB halts the ability for alcohol producers to secure new or amended permits, transfer in bond permits, new formula or label approvals and other approvals and permissions needed for specific parts of the business. A TTB closure means the Company cannot secure new approvals for new products or new labels, delaying revenue opportunities or getting branded products to market in partnership with our Tribal Beverage Network tribal partners.
In addition, the SEC was closed during the government shutdown, meaning the pending registration statement for the shares resulting from the August 15, 2025 PIPE transaction has been delayed. The PIPE agreement required all shares to be registered no more than 90 after the S-1 was first filed. That date is November 24, and if the S-1 is not made effective by then, the penalty equals 2% of the PIPE proceeds per month up to a maximum of 3 months. At $223.8 million raised this could be approximately $13.4 million in penalties unless we secure a waiver from the PIPE investors, which they are not obligated to approve. A shutdown at the SEC also impacts the ability for the Company to secure other types of financings that may require SEC review or action.
Recent elections in November 2025 create a mixed picture of where the consumer and the general electorate may be headed in 2026. Local and regional elections cementing legislative power in one party or another look likely to further embolden policies in some states that may lead to higher taxes, more regulation, upward wage pressure and consumer uncertainty in 2026. There is a risk that this will increase costs for the Company where it is no longer competitive in certain areas, or that the consumer elects to tighten their wallets for fear of uncertain economic impacts ahead for them. Because the Company’s products are priced at a premium and are considered non-essential items, this could result in lower sales for the Company’s spirits products overall.
Tariff Specific Risks
In the first quarter of 2025, the Trump administration announced the imposition of 25% tariff on aluminum, which could increase prices for aluminum cans, impacting the input costs for the Company’s RTDs. In June 2025 this was increased to 50% for virtually all countries except the United Kingdom. The Company remains firm that the Company’s exposure to the cost of tariffs on other direct inputs remains low, and retaliatory tariffs on American products has no impact on the Company’s current customer base or revenue as the Company does not export.
The Company’s suppliers source some of the Company’s glass bottles from markets in Asia subject to recent tariff increases announced by the Trump administration in the first quarter of 2025, April 2025 and August 2025. The Company does not believe these tariffs will materially impact gross margin as these glass bottles are used to make the Company’s most premium and highest priced products. The Company is also working with its glass bottle suppliers to ensure source diversification away from zones subject to the highest levels of tariffs.
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
Risks Associated with NOL Carryforwards, Tax Liabilities and Fluctuations Between Reporting Periods
As of September 30, 2025 the Company recorded a provision for income taxes (of 21%) and a deferred income tax liability of $49,426,794 based on its year to date net income before income taxes. In recording the deferred tax liability, the Company fully reserved against its net operating loss carryforwards, not assuming the use of any of its accrued loss carryforwards at this time. The Company is awaiting the completion of a Section 382 net operating loss (“NOL”) review to determine to what extent past NOLs can be used moving forward, and if so, how much and over what period of time they can be used. As of December 31, 2024, the Company had $61,234,307 in federal net operating loss carryforwards, some or all of which could be used to offset the currently booked net income to reduce any possible tax liability. The need for the Section 382 review was triggered by the August 15, 2025 PIPE’s size and total number of new shares issued relative to the Company’s previously outstanding shares of common stock and the ownership changes thereof. The Company anticipates the Section 382 report will be finalized prior to year end, which would allow for a full year tax and NOL reconciliation taking into account the $IP Token’s value as of December 31, 2025 and any resulting gain or loss to be recognized based on that final price.
While the Company believes some amount of the NOLs will be available to use in the future, since the amount cannot yet be quantified, the Company has elected to fully reserve against the use of any such tax benefits at this time. Further, the net income and the resulting tax for the three and nine month periods ending September 30, 2025 is based on the fair value of $8.54 per $IP Token as of September 30, 2025. Given the closing price of the $IP token of $3.32 subsequent to September 30, 2025 (at the close of November 13, 2025), the currently reported gain on change in fair value of intangible digital assets reported for the three and nine month periods ending September 30, 2025 would necessarily assumed to be offset by losses on change in fair value of intangible digital assets in the quarter ended December 31, 2025. The Company would then anticipate reducing or eliminating any tax liability in the aggregate for the full year ending December 31, 2025. (See also “Risks and Uncertainties”.- Note 1.)
There is a risk that we are not able to use all of our NOLs to offset income and tax liabilities resulting from our revenue and change in fair value of our intangible digital assets. There is also a risk that because of the volatility of the $IP Token between reporting quarters, that large swings in the closing price of the $IP Token at the end of each reporting period could result in large increases or decreases in the change in fair value of those intangible digital assets. As a result, the Company’s estimate of a full year’s net income and resulting tax liability at any one point in time during the tax year is subject to dramatic changes from reporting period to reporting period and can only be known after the full year has ended. There could be large swings (both positive and negative) between each quarter’s net income or loss due to the change in fair value of the intangible digital asset, and such swings (both positive and negative) may not be fully representative of the actual full year’s net income, nor the amount of tax due for the year.

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
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC (“Circle”) and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the condensed consolidated financial statements. Circle reported that, as of September 30, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
The Company holds intangible digital assets in the form of $IP Tokens, which are measured at fair value using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. If a Level 1 input is available, it is required to be utilized as a measure of fair value without any adjustments, including those that would reflect the size of the holdings (including blockage factors). Due to the inherent volatility of cryptocurrency markets, the fair value of these assets may fluctuate significantly, which could materially impact the Company’s financial position and results of operations.
The following table summarizes the Company’s assets and liabilities that are subject to fair value measurement on a recurring basis and the level of inputs used for such measurement:

	As of September 30, 2025
Asset:	Level 1	Level 2	Level 3	Total
Intangible Digital Assets	$455,648,074	$—	$—	$455,648,074
Total	$455,648,074	$—	$—	$455,648,074
During the nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
Concentrations of the credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed Federal Depository Insurance Corporation (“FDIC”) insurance limits. To mitigate the risks associated with FDIC insured limits, the Company recently opened an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.
The Company considers the concentration of credit risk associated with its reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”) accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of September 30, 2025 and December 31, 2024, the Heritage Distilling Segment had customers that individually represented 10% or more of its accounts receivable. There were three and two individual customers that together represented 86% and 77% of total accounts receivable, as of September 30, 2025 and December 31, 2024, respectively. There were four and five individual customer accounts that together represented 90% and 83% of total products and distillery services revenue for the three months ended September 30, 2025 and 2024, respectively. There were five and three individual customer accounts that together represented 83% and 64% of total products and distillery services revenue for the nine months ended September 30, 2025 and 2024, respectively. There were three and two individual suppliers that represented 44% and 34% of total accounts payable, as of September 30, 2025 and December 31, 2024, respectively.

Concentration of Revenues - Heritage Distilling Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	10%	24%	24%	35%
Customer B	41%	17%	27%	13%
Customer C	27%	17%	17%	16%
Customer D	—%	14%	10%	—%
Customer E	12%	11%	12%	—%
	90%	83%	90%	64%
With the addition of the $IP Token validator revenues commencing in September 2025, the Company does not expect that any of these customers will account for 10% or more of the Company’s accounts receivable in the future.
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of September 30, 2025 and December 31, 2024.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of September 30, 2025 and December 31, 2024.
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
Intangible Digital Assets — The Company holds intangible digital assets in the form of $IP Tokens. Substantially all of the digital assets are held for investment purposes. The Company does not engage in regular trading of these assets but may stake them. Intangible digital assets that are held for investment are initially recorded at cost and are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. The Company considers Coinbase to be its principal market for the valuation and reporting of digital assets, as Coinbase has the highest trading volume of $IP Tokens and is the market in which the Company transacts in $IP Tokens. Realized gains and losses on dispositions are recognized on a specific identification basis for $IP Tokens held for investment. Cash inflow from dispositions of intangible digital assets held for investment are reflected in cash flows from investing activities in the condensed consolidated statement of cash flows.
The Company receives $IP Tokens as blockchain rewards in its validator operations, with such intangible digital assets converted to cash nearly immediately. Intangible digital assets earned in the Company’s validator operations are initially recorded at the fair value of the $IP Tokens received at contract inception as an addition to intangible digital assets and in Crypto and Related Revenue in the consolidated statement of operations. The intangible digital assets are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. Realized revenues on disposition are recognized on a first-in-first-out basis. Cash flows from dispositions of intangible digital assets earned in the Company’s validator operations are reflected in cash flows used in operating activities.
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
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025 and December 31, 2024, the Company had a 12.2% ownership interest in Flavored Bourbon, LLC., respectively, and did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the year ended December 31, 2024. See also Note 11 - Payment Upon Sale of Flavored Bourbon, LLC.
Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to retained earnings / (accumulated deficit). Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the nine months ended September 30, 2025 and 2024, the Company repurchased 0 and 1 shares of common stock, respectively.
Revenue recognition — The Company determines revenue recognition from contracts with customers through the following steps:
•Identification of the contract, or contracts, with the customer;
•Identification of the performance obligation in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contracts; and
•Recognition of the revenue when, or as, the Company satisfies a performance obligation.
Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Spirits Business
The Company’s Spirits business revenue consists primarily of the sale of spirits domestically in the United States. Customers consist primarily of direct consumers. The Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and the obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of a product. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Sales terms do not allow for a right of return unless the product is damaged. Historically, returns have not been material to the Company. Amounts billed to customers for shipping and handling are included in sales. The results of operations are affected by economic conditions, which can vary significantly by time of year and can be impacted by the consumer disposable income levels and spending habits.
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
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for three months ended September 30, 2025 and 2024 was $5,094 and $15,052, respectively. The total amount of depletion allowances and sales incentives for the nine months ended September 30, 2025 and 2024 was $15,114 and $50,541, respectively.
Third Party — The Company produced and sold barreled spirits to Third Party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third Party Barreled Spirits were paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits were produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of September 30, 2025 and December 31, 2024, the Company had deferred revenues of $91,310 and $100,099, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $264,943 and $386,204 in service revenue in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. The Company recorded $780,250 and $1,258,820 in service revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.
Crypto and Related Revenue
Blockchain rewards / validator business from staking tokens — The Company operates multiple validator nodes on the Story Network and earns $IP tokens as rewards and commission income for validating transactions and maintaining network security. These activities include both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. Validator services were tested in early September and were fully functional as of September 18, 2025. Therefore, revenue from this activity was active for approximately two weeks of the twelve weeks of the entire quarter.
The Company earns commission income in the form of $IP tokens from validator operations and staking rewards in the form of $IP tokens from self-staking. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Story blockchain, which is the customer by analogy. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received and the fair value of the token at contract inception. Because the Company does not unilaterally control the validator, the Company is not the principal to the validation service. As such, the Company presents staking rewards and commission income as revenue on a net basis, reflecting only the portion of protocol rewards and commission to which it is entitled.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Direct to Consumer	$585,500	$844,689	$1,757,198	$2,526,302
Wholesale	230,014	492,208	956,814	1,299,067
Third Party	—	38,333	—	225,718
Total Products Revenue	815,514	1,375,230	2,714,012	4,051,087
Distillery Services	264,943	386,204	780,250	1,258,820
Total Revenue from Contracts with Customers	1,080,457	1,761,434	3,494,262	5,309,907
Crypto and Related Revenue	1,908,544	—	1,908,544	—
Total Revenue	$2,989,001	$1,761,434	$5,402,806	$5,309,907
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Border Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Sales” within the consolidated statements of operations, which totaled $42,900 and $51,644 for the three months ended September 30, 2025 and 2024, respectively; and $113,164 and $144,711 for the nine months ended September 30, 2025 and 2024, respectively.
Shipping and handling costs — Shipping and handling costs of $37,136 and $43,879 were included in “Cost of Sales” within the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. Shipping and handling costs of $118,246 and $153,323 were included in “Cost of Sales” within the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.
Stock-based compensation — The Company measures compensation for all stock-based awards at fair value on the grant date and recognizes compensation expense over the service period on a straight-line basis for awards expected to vest. (See also Note 8: stock options; and, restricted stock units.)
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
During the nine months ended September 30, 2025 and 2024, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted restricted stock units (“RSUs”). See Note 8. Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 125,000 shares of common stock. On June 24, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 250,000 shares of common stock. On September 18, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 1,750,000 shares of common stock. As of September 30, 2025, the Company had made grants of 127,750 shares of common stock under the 2024 Plan, and 1,622,250 shares remained authorized for grant.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $(57,350) and $66,007 for the three months ended September 30, 2025 and 2024, respectively; and $178,483 and $311,195 for the nine months ended September 30, 2025 and 2024, respectively, and were included in “Sales and marketing” in the condensed consolidated statements of operations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company reflected the impact in our deferred balances for the year ended September 30, 2025, and will monitor future effects as new guidance emerges.
As of September 30, 2025 the Company recorded a provision for income taxes (of 21%) and a deferred income tax liability of $49,426,794 based on its year to date net income before income taxes. In recording the deferred tax liability, the Company fully reserved against its net operating loss carryforwards, not assuming the use of any of its accrued loss carryforwards at this time. The Company is awaiting the completion of a Section 382 net operating loss (“NOL”) review to determine to what extent past NOLs can be used moving forward, and if so, how much and over what period of time they can be used. As of December 31, 2024, the Company had $61,234,307 in federal net operating loss carryforwards, some or all of which could be used to offset the currently booked net income to reduce any possible tax liability. The need for the Section 382 review was triggered by the August 15, 2025 PIPE’s size and total number of new shares issued relative to the Company’s previously outstanding shares of common stock and the ownership changes thereof. The Company anticipates the Section 382 report will be finalized prior to year end, which would allow for a full year tax and NOL reconciliation taking into account the $IP Token’s value as of December 31, 2025 and any resulting gain or loss to be recognized based on that final price.
While the Company believes some amount of the NOLs will be available to use in the future, since the amount cannot yet be quantified, the Company has elected to fully reserve against the use of any such tax benefits at this time. Further, the net income and the resulting tax for the three and nine months ended September 30, 2025 is based on the fair value of $8.54 per $IP Token as of September 30, 2025. Given the closing price of the $IP token of $3.32 subsequent to September 30, 2025 (at the close of November 13, 2025), the currently reported gain on change in fair value of intangible digital assets reported for the three and nine months ended September 30, 2025 would necessarily assumed to be offset by losses on change in fair value of intangible digital assets in the quarter ended December 31, 2025. The Company would then anticipate reducing or eliminating any tax liability in the aggregate for the full year ending December 31, 2025. (See also “Risks and Uncertainties”.- Note 1.)
Net income / (loss) per share attributable to common stockholders — The Company computed basic net income / (loss) per share attributable to common stockholders by dividing net income / (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net income / (loss) per common share after giving consideration to all potentially dilutive common stock, including stock options, RSU awards, and warrants to purchase common stock outstanding during the period determined using the treasury-stock method as well as the convertible notes

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
outstanding during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive.
Recent accounting pronouncements — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income / (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.0

NOTE 3 — INVENTORIES
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Finished Goods	$444,981	$461,254
Work-in-Process	1,073,154	936,181
Raw Materials	762,135	1,074,132
Total Inventory	$2,280,270	$2,471,567

NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	September 30, 2025	December 31, 2024
Machinery and Equipment	5 to 20	$2,916,063	$3,478,062
Leasehold Improvements	Lease term	6,930,584	6,930,585
Computer and Office Equipment	3 to 10	2,086,612	2,460,632
Vehicles	5	272,910	274,559
Construction in Progress	N/A	—	84,957
Total Property and Equipment		12,206,169	13,228,795
Less: Accumulated Depreciation		(8,096,249)	(7,779,383)
Property and Equipment, net of Accumulated Depreciation		$4,109,920	$5,449,412

Heritage Distilling Holding Company, Inc.
Notes to Consolidated Financial Statements
NOTE 4 — PROPERTY AND EQUIPMENT, NET (cont.)
Depreciation expense related to property and equipment for the three months ended September 30, 2025 and 2024 was 262,020 and 316,273 respectively; and for the nine months ended September 30, 2025 and 2024 was $832,476 and $984,329 respectively.

NOTE 5 — BORROWINGS
Borrowings of the Company consisted of the following:

	September 30, 2025	December 31, 2024
Silverview Loan	$—	$10,682,438
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	22,354	39,247
City of Eugene	304,817	389,875
Total Notes Payable	2,596,627	13,381,016
Less: Debt Issuance Costs	—	(140,082)
	$2,596,627	$13,240,934
In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Silverview Loan was $0 and $10,682,438, respectively.
In July 2025, the Company negotiated terms with the Silverview Loan secured notes payable creditor, whereby upon closing the August 15, 2025 PIPE transaction, in settlement of the then-outstanding balance due of $12,666,439, the Company paid Silverview a total of $7,092,188 in cash and 200,000 warrants (with a value of $2,963,624) in exchange for the entire loan amount being considered to be paid in full. The remaining $2,610,627 balance that was otherwise due was recognized by the Company as a gain on settlement and was included as Extinguishment of Debt expense in the September 30, 2025 statement of operations.
In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), Section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest expense on the PPP loan at the rate of 1%, for a total of $5,720 and $5,658 for the three months ended September 30, 2025 and 2024, respectively; $16,974 and $11,254 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable on the PPP loan was $124,229 and $107,255 as of September 30, 2025 and December 31, 2024, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In 2023, the Company entered into a secured business loan and security agreement with Channel Partners Capital, LLC (“Channel Partners”) (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which. $47,104 of proceeds was used to pay off the remaining balance of a previous Channel Partners loan. The 2023 Channel Partners Loan matured and was paid in full on October 5, 2024. During its term the 2023 Channel Partners Loan accrued interest at a fixed rate of 13.34%, and had payments of $16,944, principal plus interest was payable monthly. The Company had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of both September 30, 2025 and December 31, 2024, the outstanding balance of the 2023 Channel Partners Loan was $0.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. (See Note 8.) The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025 and an interest rate of 5% per annum that began on August 1, 2025. Monthly payments began on September 1, 2025 in the amount of $6,714, including accrued interest.
In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with a related party. (See Note 13.)
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 1, 2024 accounts receivable factoring arrangement, including $166,667 from the related party. The Company issued an aggregate of 3,327 five year warrants to purchase common stock at $120 per share in conjunction with the July 1, 2024 accounts receivable factoring agreements. (See Note 13.)
In August 2024, the aggregate of $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 3,327 related warrants was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 999 warrants to purchase shares of common stock at the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 666 warrants at $100 per share.) Upon the November 25, 2024 initial public offering at $80 per share, the 999 warrants at $100 per share were recalculated and reissued as 1,248 warrants at $80 per share (and the 666 related party warrants at $100 per share were recalculated and reissued as 833 warrants at $80 per share). (See Note 13.)
In July 2024, the Company raised an additional $250,000 from an investor under the terms of a July 2024 accounts receivable factoring arrangement. The Company issued 83,333 five year warrants to purchase common stock at $6.00 per share in conjunction with the July 2024 accounts receivable factoring arrangement (which remain outstanding, and are not subject to split in accordance with the respective warrant agreement). As of September 2024, the Company recorded a total liability of $277,000 (including $27,000 of fees) related to this July 2024 factoring agreement, which was exchanged for 27,700 shares of Series A Preferred Stock, including 625 warrants to purchase shares of common stock at the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. Upon the November 25, 2024 initial public offering at $80 per share, the 625 warrants at $100 per share were recalculated and reissued as 781 warrants at $80 per share.
As of September 30, 2025, the principal repayments of the Company’s debt measured on an amortized basis of $2,596,627 will be due within five years from the issuance of these condensed consolidated financial statements. The outstanding principal repayments due within the next 12 months of $2,308,109 and $3,758,595, respectively, net of debt issuance costs of 0 and $140,082, respectively, was classified as a current liability on the Company’s consolidated balance sheet as of September 30, 2025 and December 31, 2024. The outstanding principal repayments due after the next 12 months of $288,518 was classified as a long-term liability on the Company’s consolidated balance sheet as of September 30, 2025.
The following table represents principal repayments from 2025 and the years through 2029 and thereafter:

Years Ending	Amount
2025	2,308,109
2026	67,678
2027	71,139
2028	149,701
2029	—
thereafter	—
$2,596,627
Liabilities for Deferred Revenue — During 2023, the Company entered into a distilled spirits barreling production agreement with a related party for production of 1,200 barrels of distilled spirits over time. There was a prepayment of

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
$1,000,000 made to the Company in January 2023. In March 2024, the agreement was amended to 600 barrels for $500,000, with the then $500,000 excess prepayment used to purchase a promissory note in the principal amount of $672,500, which was subsequently exchanged (upon the consummation of the Company’s initial public offering on November 25, 2024) under the terms of a Subscription Exchange Agreement for common stock in conjunction with the February 29, 2024 exchange of promissory notes for common stock.

NOTE 6 — FAIR VALUE MEASUREMENT
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 and 2023 Convertible Notes; Warrant Liabilities - 2022 and 2023 Convertible Notes; Whiskey Special Ops 2023 Notes; and Warrant Liabilities - Whiskey Special Ops 2023 Notes were all exchanged and reclassified from liabilities to equity. Accordingly, the respective fair values of those liabilities as of both September 30, 2025 and December 31, 2024 was $0,
The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value was determined using Level 3 inputs during the nine months ended September 30, 2024:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities	Acquisition Contingency Liabilities
Balance as of January 1, 2024	$36,283,891	$1,452,562	$794,868	$1,512,692	$—
Issuances	—	3,353,850	—	302,020	584,203
Change in Fair Value	(17,801,538)	9,477,340	61,746	(1,796,054)	(457,127)
Balance as of September 30, 2024	$18,482,353	$14,283,752	$856,614	$18,658	$127,076
There were no financial instruments for which fair value is determined using Level 3 inputs for the nine months ended September 30, 2025.
As of September 30, 2025, the fair value of the Company’s $IP Token intangible digital assets was based on the closing market price of the $IP Token as reported publicly on Coinbase as of September 30, 2025 of $8.54 per $IP Token.

NOTE 7 — PRIVATE PLACEMENT OF COMMON STOCK (PRIVATE INVESTMENT IN PUBLIC EQUITY (“PIPE”) AND INTANGIBLE DIGITAL ASSETS
Private Placement of Common Stock (Private Investment in Public Equity (“PIPE”)) — On August 15, 2025, the Company closed on a private placement to institutional and accredited investors and sold pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 18,518,944 shares of common stock at a purchase price of $12.086 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses of $12,134,575. Of the total $223.8 million purchase price for the Pre-Funded Warrants, $35.5 million was paid in cash, $59.5 million was paid in the cryptocurrency stablecoin commonly referred to as USDC (“USDC”), based on a purchase price of $1.00 per USDC, and $128.8 million was paid in $IP Tokens, which were valued for purposes of such offering at (i) $5.2413 (representing a 20% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of the Story Core Contributors (as defined in the subscription agreements for the offering), (ii) $3.40 (representing an approximately 48% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of Story Foundation, or (iii) $6.5516 (the reported closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of all other purchasers. No gain was recognized on the purchase of these $IP Tokens, due to restrictions on transfer and lock-up agreements covering such $IP Tokens, which provides that cost basis accounting be used rather than fair value accounting.
At a Special Meeting of Stockholders held on September 18, 2025, the Company’s stockholders approved all of the proposals on the agenda related to the PIPE, including:

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — PRIVATE PLACEMENT OF COMMON STOCK (PRIVATE INVESTMENT IN PUBLIC EQUITY (“PIPE”) AND INTANGIBLE DIGITAL ASSETS (cont.)
•        the issuance of the Pre-Funded Warrants and shares of common stock upon the exercise of the Pre-Funded Warrants;
•        the issuance of shares of common stock, restricted stock unit awards, and shares of common stock upon the exercise of warrants issued pursuant to advisory agreements between certain advisors and the Company related to the PIPE transaction discussed above; and,
•        an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 495,000,000 shares to 995,000,000 shares.
In connection with the closing of the offering of Pre-Funded Warrants, the Company entered into exchange agreements with all but one holder of the Company’s Series B Preferred Stock. See Series B Preferred Stock below.
Included among the purchasers in the PIPE were the Story Foundation, who purchased Pre-Funded Warrants to purchase 5,389,091 shares of common stock; Justin Stiefel, Chairman and Chief Executive Officer of the Company, who purchased Pre-Funded Warrants to purchase 165,480 shares of common stock; and Andrew Varga, a director of the Company, who purchased Pre-Funded Warrants to purchase 15,000 shares of common stock.
Under terms of the PIPE, the Company would use: (a) up to $4.0 million of the net proceeds from the PIPE for general corporate purposes initiated after the closing, (b) up to $0.6 million for pre-existing working capital commitments or obligations, and (c) at least $80.0 million to purchase $IP Tokens from Story Foundation at a price per $IP Token of $3.40 (as discussed below). The balance of the net proceeds were used to purchase or otherwise acquire $IP Tokens and for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. The Company could not use more than $7.0 million of such proceeds: (i) for the satisfaction of any portion of the Company’s debt (other than payment of trade payables in the ordinary course of the Company’s business and prior practices), (ii) for the redemption of any common stock or (iii) for the settlement of any outstanding litigation. In connection with the announcement of the PIPE, the Company announced the launch of its digital asset treasury reserve strategy, to be effective upon the closing of the PIPE, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis.
In conjunction with the PIPE, in July 2025, the Company negotiated terms with a number of secured and unsecured creditors, whereby, the Company agreed to pay cash and or equity, in settlement of amounts owed to such obligees (the “Negotiated Settlements”), whereby, contingent and effective only upon the occurrence of: a) the closing of a financing transaction between the Company and third party private investors in excess of $75 million dollars and involving a tradable cryptocurrency, token or other similar digital asset (the “Trigger Date”); b) the approval of Company’s stockholders of such transaction at a duly called special meeting of the stockholders; and c) effectiveness of a registration statement related to such transaction filed with the SEC in accordance with the Securities Act of 1933, as amended, that the Company will pay agreed upon cash amounts due to the respective obligees, as agreed, in cash and or equity, in settlement of amounts owed to such obligees. The equity portion of the Negotiated Settlements is in the form of warrants to purchase common stock at $0.20 per share, exercisable at the earlier of (i) 6-months or (ii) the day following the issue date of the respective warrants on which the closing price of the common stock equals or exceeds $30 per share, which were valued based on a Black Scholes valuation (the “Settlement Equity”). The result of the Negotiated Settlements with the secured and unsecured creditors was: a) $10,382,438 of the Company’s secured notes payable as of June 30, 2025 ($12,620,345 as of August 7, 2025, including settlement fees and expenses and additional accrued interest) negotiated to be settled for $7,046,094 in cash and $2,963,624 of warrants with the remaining $2,610,627 recognized as a gain on settlement in the (third quarter) statement of operations; and, b) an aggregate of $3,792,767 of Settlement Equity (in the form of 200,000 warrants) with the remaining $2,635,507 to be recognized as a gain on settlement in the statement of operations; and, b) an aggregate of $3,792,767 of the Company’s unsecured accounts payable as of June 30, 2025 was negotiated to be settled for $1,816,250 in cash, $851,628 in Settlement Equity (in the form of an aggregate of 76,391 warrants) with the remaining $1,124,889 (of which $282,037 will be recorded to paid in capital on the balance sheet as it related to capitalized offering costs, and the remaining $842,852 will be recorded on the statement of operations as a gain on settlement) to be recognized in the then current period (third quarter) in the respective expense accounts to which the expenses were originally recorded.
In conjunction with the PIPE, the Company purchased $80 million of $IP Tokens from Story Foundation at a price per $IP Token of $3.40 (as discussed above) as follows:

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — PRIVATE PLACEMENT OF COMMON STOCK (PRIVATE INVESTMENT IN PUBLIC EQUITY (“PIPE”) AND INTANGIBLE DIGITAL ASSETS (cont.)
•        $35,271,353 of $IP Tokens for $21,000,000 in cash on August 18, 2025 at a price per $IP Token of $3.40 compared to the market price of $5.7106 per $IP Token; and,
•        $99,692,647 of $IP Tokens for $59,000,000 in cash on August 15, 2025 at a price per $IP Token of $3.40 compared to the market price of $5.745 per $IP Token.
In conjunction with the Offering, the Company issued: 125,000 RSUs on August 10, 2025 to an advisor, vesting in 4 equal installments of 31,250 shares on October 1, 2025, January 1, 2026, April 1, 2026, and July 1, 2026; placement agent warrants in August 2025 to purchase 215,364 shares of common stock at $0.20 per share, expiring August 15, 2030, representing 3% of the number of pre-funded warrants issued in the Offering; and advisor warrants in August, 2025, to purchase common stock at $0.20 per share that expire August 10, 2030 as follows:
•        Tranche 1 — 193,750 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $20.00 per share or 3 months from the issue date of the warrant;
•        Tranche 2 — 203,750 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $30.00 per share or 6 months from the issue date of the warrant;
•        Tranche 3 — 215,000 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $40.00 per share or 6 months from the issue date of the warrant; and,
•        Tranche 4 — 262,500 warrants vesting monthly over 12 months from September 18, 2025.
The Company still has the option, with input from the Story Foundation on timing and amount, on the use of the currently registered and effective ELOC to raise capital for debt reduction and other corporate purposes related to its business.
Intangible Digital Assets — On August 15, 2025, the Company adopted the $IP Token as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds $IP Tokens for long term investment purposes. The Company accounts for its $IP Tokens as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its $IP Tokens, which are included in intangible digital assets in the unaudited condensed consolidated balance sheets. As of September 30, 2025, there were contractual restrictions consisting of restrictions on sale or transfer and lock ups (“Contractual Restrictions”) on the Company’s sale of its $IP Tokens.
The following table summarizes the intangible digital assets ($IP Tokens) held by the Company as of September 30, 2025:

	As of September 30, 2025
	Units	Cost Basis	Fair Value
$IP Tokens	53,354,575	$209,659,980	$455,648,074
Total	53,354,575	$209,659,980	$455,648,074
The $IP Tokens acquired in conjunction with the PIPE are subject to restrictions on transfer and lock-up agreements for 12 to 60 months as discussed above.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — PRIVATE PLACEMENT OF COMMON STOCK (PRIVATE INVESTMENT IN PUBLIC EQUITY (“PIPE”) AND INTANGIBLE DIGITAL ASSETS (cont.)
The following table represents a reconciliation of the fair values of the Company’s intangible digital assets: There were no Token Treasury Segment activities prior to the three months ended September 30, 2025:

	Fair Value
	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Intangible Digital Assets Held - June 30, 2025	$—	$—
Additions (a)	210,728,527	210,728,527
Dispositions	(921,862)	(921,862)
Gains (b)	246,033,779	246,033,779
Losses (b)	(192,370)	(192,370)
Ending Balance - September 30, 2025	$455,648,074	$455,648,074
(a) Additions represent initial consideration received as part of the PIPE offering, and purchases of, and staking rewards earned on, Crypto assets held for investment.
(b) The Company measures gains and losses by each asset held. These include cumulative realized losses of $(146,685), unrealized losses of $(45,685), and unrealized gains of $245,841,410 for the three and nine months ended September 30, 2025

The Company also holds stablecoins, primarily USD Coin (USDC), which are designed to maintain a value pegged to the U.S. dollar. These holdings are presented within Other Current Assets on the Consolidated Balance Sheets. Because stablecoins do not meet the definition of cash or cash equivalents under ASC 305, Cash and Cash Equivalents, they are accounted for as financial instruments and measured at fair value under ASC 820, with changes recognized in net income. As of September 30, 2025, the Company held approximately $262,168 in stablecoins. The Company monitors liquidity, counterparty risk, and regulatory developments related to these holdings on an ongoing basis.

NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT)
On May 11, 2024, the Board and stockholders of the Company approved, and on May 14, 2024 the Company effected, a .57-for-1 reverse stock split. All share and per share numbers included in these condensed consolidated financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted. On September 18, 2025, the stockholders of the Company approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
All share and per share numbers presented in these financial statements have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual component numbers. In cases where rounding occurred, the amount of the rounding difference is not material and are considered to be insignificant. The aggregate effect of rounding down fractional shares and the respective payout of paid in in capital is reported in aggregate where significant, including the condensed consolidated statements of stockholders’ equity / (deficit).
On November 25, 2024, the Company consummated its initial public offering ("IPO") whereby it sold a total of 84,375 shares of common stock, at a purchase price of $80 per share. The Company received net proceeds from the IPO of $5,960,000 after deducting underwriting expenses and commission of $790,000.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Concurrent with the closing of the IPO on November 25, 2024, the Company consummated a private offering, to certain of its existing security holders, of common stock warrants to purchase an aggregate of up to 19,110 shares of common stock (the “Common Warrants”) at an exercise price of $0.20 per share. The Common Warrants were sold in such private placement for a purchase price of $79.80 per Common Warrant, which was equal to the $80 price per share at which the common stock was sold in the IPO offering less the $0.20 exercise price. The Company received net proceeds from the private offering of Common Warrants of $1,397,998 after deducting underwriting discounts and commission of $127,000. The Common Warrants are immediately exercisable and will expire five years from the date of issuance. Subject to limited exceptions, a holder of Common Warrants will not have the right to exercise any portion of its Common Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company offered the Common Warrants to enable certain existing security holders of the Company that were expected to participate in the offering to maintain their percentage ownership interest in the Company without violating the purchaser concentration rules of Nasdaq applicable to initial public offerings of common stock. The Common Warrants and the shares of common stock issuable upon exercise of such warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to an exemption from the registration requirements of the Securities Act, provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Concurrent with the closing of the IPO on November 25, 2024, any contingencies disclosed above related to the accounting treatment recognizing the conversion of debt to equity for the following private transactions were lifted as a result of the IPO (see Notes 5 and 6):
•The 2022 and 2023 Convertible Promissory Notes which were previously exchanged for 165,607 shares of common stock and 25,369 prepaid warrants to purchase common stock (See Note 13);
•The 2023 Series — Convertible Whiskey Special Ops 2023 Notes and related warrants which were previously exchanged for 119,954 shares of common stock and 27,346 prepaid warrants to purchase common stock (See Note 12);
•The $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 4,218 related warrants, which was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 1,248 warrants to purchase shares of common stock at $80 per share (including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 833 warrants). (See Notes 5 and 13.)
•The $250,000 received from an investor under the terms of a July 2024 accounts receivable factoring agreement, including accrued fees, which was exchanged for 27,700 shares of Series A Preferred Stock, including 781 warrants to purchase shares of common stock at $80 per share. (See Notes 5 and 13.)
In addition to the Common Warrants discussed above, pursuant to the Underwriting Agreement dated November 21, 2024, by and between the Company and the underwriters named therein (the “Representative”), the Company issued 4,218 of Representative’s Warrants to the Representative with an initial exercise date on or after May 24, 2025, an exercise price of $80 per share, and an expiration date of November 21, 2029.
At a special meeting of stockholders held on September 18, 2025, the Company’s stockholders approved all of the proposals on the agenda related to the Company’s previously announced PIPE transaction, and other actions, including:
•        the issuance of Pre-Funded Warrants and shares of common stock upon the exercise of the Pre-Funded Warrants;
•        the issuance of shares of common stock, restricted stock unit awards, and shares of common stock upon the exercise of warrants issued pursuant to advisory agreements between certain advisors and the Company related to the PIPE transaction discussed above;
•        an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 495,000,000 shares to 995,000,000 shares;
•        an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders; and,
•        an amendment to the Company’s 2024 Equity Incentive Plan, as amended, to increase the shares available for issuance under the 2024 Plan from 250,000 shares to 1,750,000 shares.
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
Upon approval of the April 2024 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company's initial public offering) for 165,607 additional shares of common stock and 25,369 prepaid warrants; The actual unconditional exchange of the 2022 and 2023 Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $15,278,168 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $382 and Paid-in-capital of $15,277,786) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024 and was the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity.
Upon approval of the April 2024 increase in authorized shares described below, the Whiskey Special Operation Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred on November 25, 2024) for 119,954 additional shares of common stock and 27,346 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $11,784,068 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $295 and Paid-in-capital of $11,783,773) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024) and was the remaining prerequisite for the unconditional exchange of the Whiskey Special Operation Convertible Notes for equity.
As of September 30, 2025, the Company had approximately 9,147,963 shares of common stock issued and outstanding. During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, the Company repurchased 0, 0 and 1 shares of common stock and 7,402,075, 7,564,265, and 15,892 warrants to purchase common stock were exercised.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
•filing a third amendment to the Company’s amended and restated certificate of incorporation on May 14, 2024, to further increase the Company’s authorized capital stock to 75,000,000 shares, including 70,000,000 of common stock and 5,000,000 shares of preferred stock.
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
The Company’s stockholders approved certain amendments to the Company’s certificate of incorporation at a September 18, 2025 special meeting (the “Third Quarter 2025 Approved Actions and Amendments”). The Company’s board of directors later effectuated the Third Quarter 2025 Approved Actions and Amendments as follows:
•via a September 26, 2025 Second Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 495,000,000 shares to 995,000,000 shares, consisting of 985,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share; and
•via an October 31, 2025 Third Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effectuate a 1-for-20 reverse stock split, effective November 5, 2025.
ELOC Agreement — On January 23, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC Purchase Agreement”) with the ELOC Investor. Pursuant to the ELOC Purchase Agreement, upon the effectiveness of a related resale registration statement under the Securities Act (the “ELOC Registration Statement”) (which was subsequently filed on January 24, 2025) the Company had the right from time to time (at the Company’s option) to direct the ELOC Investor to purchase up to $15,000,000 of the Company’s common stock (subject to certain limitations and conditions. The amount of sales of common stock to the investor under the ELOC Purchase Agreement (the “ELOC Shares”), and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s shares and determinations by the Company regarding the use of proceeds from any sale of such ELOC Shares. The net proceeds from any sales under the ELOC Purchase Agreement will depend on the frequency with, and prices at, which the ELOC Shares are sold to the ELOC Investor.
Under the terms of the ELOC Purchase Agreement, as consideration for its entry into the ELOC Purchase Agreement, the Company issued to the ELOC Investor 3,358 Commitment Warrants, which were exercisable to purchase $75,000 worth of common stock priced at the VWAP per share for the trading day preceding the date such documents are executed. The Commitment Warrants had an exercise price of $0.02 per share and could not be exercised if such exercise into common stock, when combined with other common stock owned by the ELOC Investor, would cause its ownership to exceed 4.99% of the Company’s overall outstanding common stock. In February 2025, the Company issued 3,358 Commitment Warrants to the ELOC Investor. In February 2025, the ELOC Investor exercised the Commitment Warrants for $67.
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of an additional 500,000 ELOC Shares (the “June 2025 ELOC Registration Statement”), for an aggregate of 750,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the shareholders on June 24, 2025.
Pursuant to the ELOC Purchase Agreement, the Investor also agreed to purchase $1,000,000 of the Company’s Series B Preferred Stock, of which $500,000 was purchased, and the Company delivered such Series B Preferred Shares, within twenty four (24) hours after the ELOC Registration Statement was filed with the SEC. The second tranche of $500,000 was

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
purchased, and the Company delivered such Series B Preferred shares, within three trading days following the date the ELOC Registration Statement was declared effective by the SEC. Each share of Series B Preferred Stock had a purchase price of $10.00 per share and a stated value of $12.00 per share, and was to pay dividends at the rate of 15% per annum of the stated value (or $1.80 per share), and was convertible by the holder at any time following the 90th day following the date of effectiveness of the ELOC Registration Statement. The conversion of Series B Preferred Stock into common stock was determined by dividing (a) an amount equal to 110% of the sum of (i) the stated value plus (ii) the amount of all accrued and unpaid dividends, by (b) the Conversion Price. The Conversion Price was fixed price equaling the Volume Weighted Average Price on the trading day preceding the date the documents required were executed. The Series B Preferred Stock was subject to redemption by the Company at the Company’s option at any time following the ninety (90) day anniversary such Series B Preferred Stock was acquired, but subject to any restrictions on such redemption in the Company’s credit facilities, at a redemption price equal to the stated value of the Series B Preferred Stock to be redeemed plus any accrued but unpaid dividends thereon. The shares of common stock that could result from any conversion of Series B Preferred Stock are anticipated to be registered in the Registration Statement resulting from the August 11, 2025 subscription agreements for a private placement. Additional shares of the Company’s Series B Preferred Stock may be sold after the date the ELOC Registration Statement becomes effective. As of January 24, 2025, the Conversion Price was $22 per share, and subsequently adjusted to between $9.526 and $22.40 per share based on the price of our stock when the respective investors subsequently executed documents and purchased their shares. Between July 30, 2025 and October 3, 2025, all of the shares of Series B Preferred Stock sold to the ELOC Investor were converted to common stock.
In accordance with the Company’s obligations under the ELOC Purchase Agreement and the Registration Rights Agreement, dated as of January 23, 2025, between the Company and the ELOC Investor (the “ELOC Registration Rights Agreement”), the Company filed the ELOC Registration Statement to register the resale by the ELOC Investor of (i) up to $15,000,000 of ELOC Shares (up to 250,000 shares of common stock, and subsequently an additional 500,000 shares of common stock under the June 2025 ELOC Registration Statement) that the Company may elect, in the Company’s sole discretion, to issue and sell to the Investor, from time to time under the ELOC Purchase Agreement, and (ii) 3,358 Commitment Shares that would result from the exercise of the Commitment Warrants. Unless earlier terminated, the ELOC Purchase Agreement will remain in effect until the earlier of: (i) January 23, 2028, i.e., the expiry of the 36-month period commencing on the date of the ELOC Purchase Agreement, (ii) the date on which the ELOC Investor has purchased the Maximum Commitment Amount (the “Commitment Period”), or (iii) an earlier date mutually agreed upon by both the Company and the ELOC Investor in the future.
Under the terms of the ELOC Purchase Agreement, the ELOC Investor may not purchase any ELOC Shares under the ELOC Purchase Agreement if such shares, when aggregated with all other shares then beneficially owned by the ELOC Investor and its affiliates would result in the ELOC Investor beneficially owning shares in excess of 4.99% of the number of the Company’s shares outstanding.
In the nine months ended September 30, 2025, an aggregate of 598,140 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $4,817,235...
Prepaid Warrants to Purchase Common Stock — Prepaid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date. In the nine months ended September 30, 2025: 51,393 prepaid warrants were exchanged for 55,917 shares of Series B Preferred Stock (See also Preferred Stock - Series B below); 16,393 prepaid warrants were issued in connection with the issuance of Series B Preferred Stock, and 153,599 prepaid warrants were exercised for common stock (including 116,067 from a related party), leaving 5,000 prepaid warrants outstanding (including 0 prepaid warrants outstanding of the related party). Subsequent to September 30, 2025, 5,000 prepaid warrants were exercised, leaving 0 prepaid warrants outstanding.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding prepaid warrants and common warrants as of September 30, 2025:

	Prepaid Warrants	Common Warrants
Balance December 31, 2024	193,599	19,110
Exercise of Warrants in Exchange for Common Stock	(153,599)	(19,110)
Exercise of Warrants in Exchange for Series B Preferred Stock	(51,393)	—
Warrants Issued with Series B Preferred Stock	16,393	—
Balance September 30, 2025	5,000	—
Upon the closing of the Company's initial public offering on November 25, 2024, the conditional issuances of prepaid warrants and common stock noted in the table above became effective.
In addition to the prepaid warrants and common warrants in the table above: 5,960 warrants to purchase common stock at $0.20 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (see Preferred Stock - Series B below).
In the nine months ended September 30, 2025, 153,599 prepaid warrants (with an exercise price of $0.02 each) were exercised cashlessly for 153,338 shares of common stock (including related party cashlessly exercised 116,067 prepaid warrants for 153,338 shares of common stock) leaving 5,000 prepaid warrants remaining outstanding. In addition, 51,393 prepaid warrants (with an exercise price of $0.02 each) were exercised cashlessly for 55,917 shares of Series B Preferred Stock
During the three months ended September 30, 2025, 13,503 common warrants were exercised (including 12,563 by a related party) leaving 0 common warrants outstanding (including 0 common warrants outstanding of the related party).
Preferred stock — Series A — In May 2024 through September 2024, the Company sold $4,948,478 of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock had a subscription price of $10 per share and a stated value of $12 per share (the “Stated Value”), and included stock purchase warrants to purchase shares of common stock calculated at 25% of the subscription price then divided by $100, with an exercise price equal to the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Upon the closing of the Company's initial public offering on November 25, 2024, the exercise price was set at the initial public offering price of $80 per share.) The warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall be automatically exercised on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the exercise price (or $100 per share). The Series A Preferred Stock is entitled to receive, out of funds legally available therefore, cumulative dividends at the rate of 15% per annum of the Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series A Preferred Stock.
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
Each share of Series A Preferred Stock may be converted at any time at the election of the holder into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then applicable Conversion Price. The “Conversion Price” was initially equal to $100 per share, subject to adjustment to the price per share at which the common stock is sold at the Company’s Initial Public Offering if lower than the initial Conversion Price (and was fixed at $80 per share upon the November 25, 2024 initial public offering at $80 per share). Each share of Series A Preferred Stock will automatically be converted on

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
June 15, 2027 into a number of shares of common stock determined by dividing (a) an amount equal to 110% of the sum of (i) the Stated Value plus (ii) the amount of all accrued dividends, by (b) the then-applicable Conversion Price.
Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount, plus all accrued and unpaid dividends on such 494,840 shares of Series A Preferred Stock (or $7,566,104, including accrued dividends of $940,196 as of September 30, 2025) (or $3,221,603 on 210,700 shares of Series A Preferred Stock including accrued dividends of $400,330, excluding the 284,140 shares of Series A Preferred Stock subsequently exchanged for Series B Preferred Stock on May 1, 2025. See also Preferred Stock - Series B below).
The Company received subscriptions for $4,948,478 of Series A Preferred Stock (of which $1,831,265 was from a related party), including $2,025,000 in cash (of which $834,000 was from a related party); $1,155,000 in the form of 525 barrels of aged whiskey (with an average value of $2,200 per barrel and with $259,875 allocated to barrel fixed assets and $895,125 allocated to whiskey inventory); $110,600 was paid by the sale of and transfer to the Company by a related party of an aggregate of 50 barrels of premium aged whiskey (with an average value of $2,212 per barrel and with $24,750 allocated to barrel fixed assets and $85,850 allocated to whiskey inventory); and, $719,919 was paid by the cancellation of outstanding indebtedness (factoring agreements) (of which $296,619 was from a related party). In addition, the Series A Preferred Stockholders who were issued Series A Preferred Stock in July through September 2024 received an additional 25,515 warrants with an exercise price of $120 per share as part of the Series A Preferred Stock subscriptions (the “$120 Warrants”) (of which 16,051 of the $120 Warrants were issued to a related party). In September 2024, the 25,515 $120 Warrants (including 16,051 $120 Warrants from a related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $120 Warrants exchanged for Series A Preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $120 Warrant using a Black-Scholes Valuation model with a then estimated IPO stock price of $100 per share and exercise price of $120 per share. The Company allocated the net proceeds between the warrants and the Series A Preferred Stock using the relative fair value method.
In connection with the $4,948,478 of Series A Preferred Stock, the Company also issued 9,850 warrants to purchase common stock at the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering (of which 3,028 of the $100 Warrants were issued to a related party). Upon the November 25, 2024 initial public offering at $80 per share, the 9,850 warrants at $100 per share were recalculated and reissued as 12,313 warrants at $80 per share (and the 3,028 related party warrants at $100 per share were recalculated and reissued as 3,785 warrants at $80 per share).
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders, on May 1, 2025, an aggregate of 284,140 outstanding shares of Series A Preferred Stock and 5,813 warrants to purchase shares of common stock at $80 per share (of which 183,122 shares of Series A Preferred Stock and 3,785 related warrants to purchase common stock at $80 per share were of a related party) was exchanged for Series B Preferred Stock. See also Preferred Stock - Series B below.
The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series A Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of September 30, 2025 (with 210,700 shares outstanding ,of which 0 were to a related party, and a stated value of $2,528,400) was $3,221,603.
Preferred Stock — Series B — By written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company’s second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). In June 2025, the Company’s Board of Directors and Shareholders approved an increase in the authorized shares of Series B Preferred Stock from 750,000 shares to 850,000 shares. The shares of Series B Preferred Stock, par value $0.0001 per share, have a Subscription Price of $10 per share and a stated value of $12 per share (the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
“Series B Stated Value”). The Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
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
In connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (of which $125,000 was with a related party), the Company also issued 5,960 warrants to purchase common stock at $0.20 per share (of which 2,670 of the warrants were to a related party).
In consideration of purchases of Series B Preferred Stock by certain Series A Preferred Stock holders, on May 1, 2025, certain shareholders agreed to exchange an aggregate of 284,140 shares of Series A Preferred Stock at a negotiated aggregate value of $4,092,560 of Series A Preferred Stock (at Stated Value of $12 per share and including accrued dividends) and 5,813 related warrants to purchase common stock at $80 per share into 409,256 shares of Series B Preferred Stock (including $2,640,430 or 183,122 shares of Series A Preferred Stock and 3,785 warrants to purchase common stock at $80 per share converted into 264,043 shares of Series B Preferred Stock of a related party). The value of Series A Preferred Stock and related warrants exchanged for Series B Preferred Stock was negotiated based upon: the related Stated Value of the Series A Preferred Stock (or 284,140 shares at $12 Stated Value = $3,409,680) and accrued dividends thereon (of $343,392) through May 1, 2025; plus the value of the related warrants to purchase common stock (calculated using a Black Scholes valuation model). Subsequent to the exchange, there were outstanding: 659,437 shares of Series B Preferred Stock; 210,700 shares of Series A Preferred Stock; and, 6,499 warrants to purchase common stock at $80 per share related to the Series A Preferred Stock,
As of September 30, 2025, the Company had received subscriptions for $7,568,540 (756,854 shares) of Series B Preferred Stock (of which $2,995,437 was from a related party) which included: $4,092,560 or 409,256 shares from the exchange of Series A Preferred Stock and related warrants at a negotiated aggregate value (of which $2,640,437 or 264,043 shares was from a related party); $392,000 or 39,200 shares was from the exchange of 35,000 prepaid warrants at a VWAP of $11.20 per prepaid warrant; $167,180 or 16,717 shares was from the exchange of 16,393 prepaid warrants at a VWAP of $10.20 per prepaid warrant; $1,150,000 or 115,000 shares was from the ELOC Investor, of which $499,991 was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement; and $1,766,810 or 176,681 shares was from other investors (of which $355,000 or 35,500 shares was from a related party, of which, one other investor subscription of $100,000 or 10,000 shares included a negotiated 16,393 prepaid warrants to purchase common stock at $0.02 per share).
In conjunction with, the closing of the August 15, 2025 PIPE Offering discussed in Note 7, 741,854 shares of Series B Preferred Stock that would have been eligible to be converted into 894,866 shares of common stock were exchanged for:

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
213,409 shares of common stock; 447,433 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $30 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 402,690 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $40 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date. (A related party portion thereof being 299,543 shares of Series B Preferred Stock that would be eligible to be converted into 431,793 shares of common stock will be exchanged for: 21,589 shares of common stock; 215,896 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $30 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and, 194,306 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $40 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date.) As of September 30, 2025, 15,000 shares of Series B Preferred Stock remained outstanding with a stated value of $180,000) and a liquidation preference of $212,850 (or 449,430 shares of common stock based on the Conversion Price $0.4736). Subsequent to September 30, 2025, in October 2025, the 15,000 shares of Series B Preferred Stock that remained outstanding as of September 30, 2025 were converted into 449,430 shares of common stock.
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the HDHC Board and the HDHC sole stockholder approved HDHC’s 2019 Equity Incentive Plan (the “2019 Plan”). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 125,000 shares of common stock. On June 24, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan to up to 250,000 shares on common stock. On September 18, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan to up to 1,750,000 shares on common stock. As of September 30, 2025, the Company had made grants of 127,750 shares of common stock under the 2024 Plan, and 1,622,250 shares remained authorized for grant.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until November 2034).
The 2019 Plan allows for the grant of ISOs, NQSOs, SARs, restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan as of September 30, 2025 is 12,704.
The following sets forth the outstanding ISOs and related activity for the nine months ended September 30, 2025:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	300	$3,157.80	0.86	$0.00
Exercisable at December 31, 2024	300	$3,157.80	0.86	$0.00
Forfeited	(179)	$3,157.80
Outstanding at September 30, 2025	120	$3,157.80	0.93	$0.00
Exercisable at September 30, 2025	120	$3,157.80	0.93	$0.00
Remaining unvested at September 30, 2025	—	$3,157.80
ISOs require a recipient to remain in service to the Company, ISOs generally vest ratably over periods ranging from one to four years from the vesting start date of the grant and vesting of ISOs ceases upon termination of service to the Company. Vested ISOs are exercisable for three months after the date of termination of service. The terms and conditions of any ISO shall comply in all respects with Section 422 of the Code, or any successor provision, and any applicable

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
regulations thereunder. The exercise price of each ISO is the fair market value of the Company’s stock on the applicable date of grant. The Company used the mean volatility estimate from Varga’s 409A valuation based on the median 5-year volumes of select peer companies. Fair value is estimated based on a combination of shares being sold at $3,157.80 up through February of 2019 and the most recent 409A completed when these ISOs were issued in April of 2018 valuing the Company’s stock at $3,157.80 per share. No ISOs may be granted more than ten (10) years after the earlier of the approval by the Board, or the stockholders, of the 2019 Plan.
There were no grants in the nine months ended September 30, 2025 and the year ended December 31, 2024. As of September 30, 2025, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 0.67 years.
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
The following table summarizes the RSU activity for the nine months ended September 30, 2025 and 2024:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Vested and Outstanding at December 31, 2024	12,271	$218.60
Granted	127,750	$24.80
Settled	(140,021)	$42.00
Forfeited/Canceled/Expired	—	$—
Vested and Outstanding at September 30, 2025	—	$—
During the three months ended September 30, 2025 and 2024, the Company recognized $(77,145) and $0, respectively; and during the nine months ended September 30, 2025 and 2024, the Company recognized $3,050,663 and $0, respectively, of stock-based compensation expense in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. In May 2024, 5,268 RSUs were voluntarily terminated, and 125 were issued, leaving 553 issued RSUs to settle at a grant value of $3,157.80 per unit. In May 2024, the Board of Directors approved awarding 11,726 RSUs to employees, directors and consultants with a fair grant value of $80 per unit. These RSUs contain a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They settled on the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which was 180 days from the November 25, 2024 closing of the Company’s initial public offering). As of September 30, 2025, 0 RSUs were outstanding.
The following table presents stock-based compensation expense included in the condensed consolidates statements of operations related to RSUs issued under the 2024 Plan:

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)

	For the Nine Months Ended September 30,
	2025	2024
Cost of Sales	$121,107	$—
Sales and Marketing	647,295	—
General and Administrative	2,282,261	—
Total Share-based Compensation	$3,050,663	$—
Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance with Monte Carlo simulations to determine the probability of warrants being exercisable.
Contingent Legacy Shareholder Warrants — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $80 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: if the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and if the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
•Tranche 1 - for up to 38,124 shares of common stock (of which up to 6,417 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 200% of the $80 per share initial public offering price (or $160 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “$160 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 76,248 shares of common stock (of which up to 12,835 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $80 per share initial public offering price (or $240 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “$240 Contingent Legacy Shareholder Warrants”); and,
•Tranche 3 - for up to 95,311 shares of common stock (of which up to 16,044 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $80 per share initial public offering price (or $400 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “$400 Contingent Legacy Shareholder Warrants”).
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
As of September 30, 2025, there were outstanding and exercisable: 31,272 $160 Contingent Legacy Shareholder Warrants; 62,544 $240 Contingent Legacy Shareholder Warrants; and 78,180 $400 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party) with weighted-average remaining contractual terms of 1.33 years, 2.83 years, and 4.59 years, respectively.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 44,207 shares of common stock with an exercise price of $80 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO, (the “Whiskey Note Shareholder Warrants”). The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a specified volume weighted average price of $160 per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring. The Company recorded the fair value of the Whiskey Note Shareholder Warrants of $152.90 in the three months ended September 30, 2025 based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Other equity classified warrants — During the three months ended September 30, 2025 and 2024, the Company issued a total of 80,867 and 9,150 warrants, respectively, including: 36,659 and 0 warrants to purchase common stock at $0.20 per share issued in connection with the issuance of Series B Preferred Stock (of which, 2,450 and 0 were to a related party); and 44,207 and 0 Whiskey Note Shareholder Warrants to purchase common stock at $80 per share (of which 0 and 0 were to a related party). During the nine months ended September 30, 2025 and 2024, the Company issued a total of 90,186 and 4,575 warrants, respectively, including: 42,619 and 0 warrants to purchase common stock at $0.20 per share issued in connection with the issuance of Series B Preferred Stock (of which, 5,121 and 0 were to a related party); 44,207 and 0 Whiskey Note Shareholder Warrants to purchase common stock at $80 per share; and, 3,358 and 0 Commitment Warrants to purchase common stock at $0.02 per share issued in connection with the ELOC Agreement (that were exercised in February, 2025).
In addition to the Contingent Legacy Shareholder Warrants discussed above, during the year ended December 31, 2024, the Company issued a total of 20,698 equity classified warrants, including: 4,166 warrants at $120 per share in conjunction with July 2024 accounts receivable factoring agreement; 4,218 Underwriter Warrants in conjunction with the Company’s initial public offering; and, 9,850 warrants to purchase common stock (of which, 3,028 were to a related party) in connection with the issuance of Series A Preferred Stock. Upon the November 25, 2024 initial public offering at $80 per share, the 9,850 warrants at $100 per share were recalculated and reissued as 12,313 warrants at $80 per share (and the 3,028 related party warrants at $100 per share were recalculated a reissued as 3,785 warrants at $80 per share.). During nine months ended September 30, 2025 and the year ended December 31, 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Weighted Average Expected Volatility	70%	70%
Expected Dividends	—%	—%
Weighted Average Expected Term (in years)	5	5
Risk-Free Interest Rate	3.88% - 4.66%	4.22%
As of September 30, 2025 and December 31, 2024, in addition to the Contingent Legacy Shareholder Warrants discussed above, there were outstanding and exercisable warrants to purchase 115,216 and 39,808 , respectively, shares of common stock. As of September 30, 2025, the weighted-average remaining contractual term was 3.91 years for the outstanding and exercisable warrants.
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 4,218 shares at $80 per share. To date, the underwriter has not exercised any of such warrants.
Correction for Missed Warrants. — Subsequent to the closing of the August 15, 2025 PIPE Offering, and after consultation with Roth Capital Partners, LLC the Company was notified by Roth that certain 2022 warrants promised to Roth related to the 2022 Convertible Note financing had not been issued yet. The Company and Roth are in the process of reaching agreement on the number of warrants due and will update those details in a future filing.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2024, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which is included in accrued liabilities as of September 30, 2025. Accordingly, as of June 30, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company issued approximately $1,894,615 in equity compensation (in the form of 23,682 RSUs) in settlement of the deferred compensation liability. During the six months ended June 30, 2025 certain senior level employees elected to defer an additional $79,275 of their salary. At September 30, 2025, the Company had paid $236,907 of the deferred compensation, leaving a balance of $233,547 remaining to be paid as of September 30, 2025.

NOTE 9 — ACQUISITION OF THINKING TREE SPIRITS
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
Under the terms of the stock sale, at the closing of the acquisition on February 21, 2024, the Company paid the shareholders of TTS $670,686 ($720,686, net of $50,000 held back for post-closing accounting true-ups) using shares of common stock of the Company at a negotiated price of $263.20 per share (or 2,547 shares), subject to a true-up provision (to the price per share of the Company’s anticipated IPO, if lower — which, as of September 30, 2024, was $100 per share or 6,706 shares) that expired on August 31, 2024, but which was subsequently extended by the parties to after the conclusion of the dissenters rights process under Oregon law (See below).
In September 2024, the Company extended the true-up provision under the terms of the TTS stock sale from August 31, 2024 to the date of settlement of the Thinking Tree Spirits Dissenters Rights Process, resulting in the delay in reclassifying the TTS purchase price liability to equity (under ASC-480). Upon the November 25, 2024 initial public offering at $80 per share, the true-up provision related to the $670,686 at $80 per share equaled 8,383 shares, an increase of 5,835 shares over the original 2,547 shares, but subject to any reductions for payments made to dissenters. (See below).
ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is predominantly based on a known fixed monetary amount. In September 2024, under the terms of the TTS stock sale, the true-up provision for the $670,686 purchase price payment in the form of common stock was extended through the settlement of the Thinking Tree Spirits Dissenters Rights Process (See below). Once the final determination is made on the amount owed to dissenters, if any, that amount will be deducted from the true-up amount and the resulting number of shares of common stock will be issued at the price per share of the common stock in the Company’s initial public offering (which occurred on November 25, 2024, at $80 per share), at which time, the conversion price became fixed and the purchase price no longer qualified to be classified as a liability in accordance with ASC 480, and was reclassified to equity. The estimated fair value of the $127,076 in estimated future contingent values (discussed also below) is recorded as a (long term) liability until such time as their obligation for potential payment becomes established as something more than zero and the payment number of shares is established, at which time, such future contingent payments will likewise be reclassified from liabilities to equity in accordance with ASC 480.
Thinking Tree Spirits Dissenters’ Rights Process -- In July 2024, three Thinking Tree Spirits shareholders served their notice to exercise dissenters’ rights under Oregon law. Dissenters’ rights statutes allow a party opposed to certain transactions to demand payment in cash for the value of their interests held rather than receive shares in the resulting entity. All three dissenters rights claims have been settled. As a result, 3,466 shares due to TTS shareholders that were set aside until the dissenters rights claims were finalized, plus 42,350 makeup shares due from earn-out provisions of the TTS

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
acquisition, were distributed to the remaining TTS shareholders as of September 30, 2025. No other shares are due for this transaction.

NOTE 10 — LEASES
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
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost:
Amortization of Right-of-Use Assets	$103,490	$107,618	$304,217	$365,088
Interest on Lease Liabilities	202,299	231,494	657,577	698,609
Operating lease cost	17,640	20,023	75,267	39,356
Total lease cost(1)	$323,429	$359,135	$1,037,061	$1,103,053
____________
(1)Included in “Cost of sales”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of September 30, 2025 and 2024, respectively:

	September 30,
	2025	2024
Weighted-average remaining lease term – operating leases (in years)	4.6	5.8
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $2,797,808 and $3,408,855, respectively, as of September 30, 2025. The ROU assets and liabilities for operating leases were $3,303,158 and $3,941,560, respectively, as of December 31, 2024. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 10 — LEASES (cont.)
Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.
Maturities of lease liabilities for the remainder of 2025 and the years through 2029 and thereafter are as follows:

Years Ending	Amounts
2025	$308,994
2026	1,210,428
2027	1,195,583
2028	1,092,122
2029	1,070,866
thereafter	651,814
Total lease payments	$5,529,807
Less: Interest	(2,120,952)
Total Lease Liabilities	$3,408,855

NOTE 11 — COMMITMENTS AND CONTINGENCIES
As an inducement to obtain financing in 2022 and 2023 through convertible notes, the Company agreed to pay a portion of certain future revenues the Company may receive from the sale of FBLLC or the Flavored Bourbon brand to the investors in such financings in the amount of 150% of their subscription amount for an aggregate of approximately $24,495,000.
The Company maintains operating leases for various facilities. See Note 10, Leases, for further information.
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
Litigation — CFGI — On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against the Company in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to the Company. CFGI alleged that, while the Company made some payments under the amended agreement, CFGI was then owed approximately $730,000, plus interest.
On July 30, 2025, the parties entered into a settlement agreement whereby the Company paid $500,000 in full settlement of all amounts claimed by the plaintiff in the litigation and the litigation was terminated.
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

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 11 — COMMITMENTS AND CONTINGENCIES (cont.)
As of September 30, 2025 and December 31, 2024, the Company has not been subject to any other pending litigation claims.
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
On October 13, 2025, the Company sought out a second 180-calendar day compliance period. Nasdaq approved that request on October 14, 2025. On November 5, 2025 the Company effectuated a 1-for-20 reverse stock split, which resulted in the stock exceeding the mini bid price and bringing the Company into compliance. Assuming the closing price of the stock stays above the $1.00 Minimum Bid Price Requirement for the 10 consecutive trading days following the November 5, 2025 reverse split effective date, the Company is expected to regain compliance with the Nasdaq listing rule.
If the Company were to again fall out of compliance with a Nasdaq listing requirement Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel. (See Notes 1 and 16.)
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 13).

NOTE 12 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the nine months ended September 30, 2025 and 2024.

NOTE 13 — RELATED-PARTY TRANSACTIONS
Management Agreement
On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc. to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of HDHC. For each of the three months ended September 30, 2025 and 2024, the Company expensed a management fee of $45,000, and for each of the nine months ended September 30, 2025 and 2024, the Company expensed a management fee of $90,000 that was paid to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation expense, as defined in the management agreement.
Other Related Party Transactions
Beginning in 2022, the Company began a series of financings with a party that is considered a related party for the years ended December 31, 2024 and 2023 by virtue of the number of common stock shares and pre-paid warrants to purchase common stock held by the party. As of September 30, 2025, the related party owned less than 4.99% of the outstanding common stock of the Company, but enough, that when combined with its prepaid warrants, would exceed the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — RELATED-PARTY TRANSACTIONS (cont.)
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
Factoring Agreement(s)
In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with the related party, with fees of 10% (or $10,000) and $1,000 for every two weeks payment remains overdue. Payment under the factoring agreement is due the earlier of: within three days of receipt of payment under the factored accounts receivable; the achievement of certain fundraising milestones; or June 15, 2024. As of June 30, 2024 the factoring agreement remained unpaid. In July 2024, the investor agreed to exchange his interest in the factoring agreement of $113,285 into a subscription for the purchase of 11,328 shares of Series A Preferred Stock and 250 warrants to purchase shares of common stock at the lesser of $100 per share or the price per shares at which the Company’s common stock is sold in the Company’s initial public offering (the “$100 Warrants”), and 1,485 warrants at $120 per share (the “$120 Warrants”) and related warrants. Upon the November 25, 2024 initial public offering at $80 per share, the 250 warrants at $100 per share were recalculated and reissued as 312 warrants at $80 per share.
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 2024 accounts receivable factoring arrangement with fees of 10% (or $29,966) and $1,000 (separately, to each of the two investors) for every two weeks payment remains overdue. Additionally, the two investors received five year warrants to purchase an aggregate of 3,327 shares of common stock at $120 per share (or cashlessly following a standard cashless exercise formula). Of the total July 2024 accounts receivable factoring agreement, $166,667 and 2,216 of the warrants are with the related party. Payment under the factoring is due the earlier of: within three days of receipt of payment under the factored receivable; the achievement of certain fundraising milestones; or August 15, 2024. Effective July 31, 2024, the investors agreed to exchange their interests in the factoring agreement of $329,633, including accrued fees and related warrants, for an aggregate of 32,963 shares of Series A Preferred Stock, 749 warrants to purchase shares of common stock at the lesser of $100 per share or the price per share at which the Company’s common stock is sold in the Company’s initial public offering (the “$100 Warrants”), and 4,343 warrants at $120 per share (the “$120 Warrants”). (Including $166,667 received from the related party, which was exchanged for 18,333 shares of Series A Preferred Stock, 416 related $100 Warrants, and 2,403 related $120 Warrants.) Upon the November 25, 2024 initial public offering at $80 per share, the 936 warrants at $100 per share were recalculated and reissued as 936 warrants at $80 per share, and the 416 related party warrants at $100 per share were recalculated and reissued as 520 warrants at $80 per share.
In September 2024, the $120 Warrants discussed above and in Note 8 (including 16,051 $120 Warrants from the related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $120 Warrants exchanged for Series A preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $1.838 per $120 Warrant, using a Black-Scholes Valuation model with an estimated IPO stock price of $100 per share and exercise price of $120 per share.
In September 2024, the Company purchased 50 barrels of premium aged whiskey from the related party for $110,600, or $2,212 per barrel (comprised of $495 per barrel and $1,717 of spirits, for an aggregate total of $24,750 to fixed assets and $85,850 to inventory). The $110,600 was paid by the Company in the form of 11,060 shares of Series A Preferred Stock and 276 related warrants to purchase common stock at the lesser of $100 per share or the price per shares at which

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — RELATED-PARTY TRANSACTIONS (cont.)
the Company’s common stock is sold in the Company’s initial public offering. Upon the November 25, 2024 initial public offering at $80 per share, the 276 warrants at $100 per share were recalculated and reissued as 345 warrants at $80 per share.
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
On November 22, 2024 (prior to the Company’s initial public offering on November 25, 2024), the related party exchanged 12,500 shares of common stock for 12,500 prepaid warrants to purchase common stock.
In the three and nine months ended September 30, 2025, the related party exercised 60,189 and 116,067 prepaid warrants, respectively, (with an exercise price of $0.20 each) cashlessly for 60,077 and 115,872 shares of common stock, leaving 0 prepaid warrants outstanding as of September 30, 2025.
Related Party Contingent Legacy Shareholder Warrants (See also Note 8) — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $80 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
•Tranche 1 - for up to 38,124 shares of common stock (of which up to 6,417 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 200% of the $80 per share initial public offering price (or $160 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “$160 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 76,248 shares of common stock (of which up to 12,835 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $80 per share initial public offering price (or $240 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “$240 Contingent Legacy Shareholder Warrants”); and,
•Tranche 3 - for up to 95,311 shares of common stock (of which up to 16,044 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $80 per share initial public offering price (or $400 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “$400 Contingent Legacy Shareholder Warrants”).
As of September 30, 2025, there were outstanding and exercisable: 31,272 $160 Contingent Legacy Shareholder Warrants; 62,544 $240 Contingent Legacy Shareholder Warrants; and 78,180 $400 Contingent Legacy Shareholder Warrants, (of which 0; 0; and 0, respectively were to a related party).

NOTE 14 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE
The Company computes basic net income / (loss) per share by dividing net income / (loss) for the period by the weighted-average number of common shares outstanding during the period. The Company computes diluted net income / (loss) per share by dividing net income / (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards and exercisable common stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 14 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)
converted method. The following table sets forth the computation of basic and diluted net income / (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$196,263,893	$(3,432,931)	$185,935,769	$5,426,409
Preferred stock dividend	(198,607)	(111,650)	(1,297,350)	(125,187)
Net Income / (Loss) for the period – basic	$196,065,286	$(3,544,581)	$184,638,419	$5,301,222
Denominator:
Weighted average number of shares of common stock - basic	11,555,389	22,097	4,236,733	21,428

Net Income / (Loss) per share of common stock - basic	$16.97	$(160.41)	$43.58	$247.40

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$196,065,286	$(3,544,581)	$184,638,419	$5,301,222
Change in fair value of dilutive convertible notes	—	—	—	(17,801,538)
Change in fair value of dilutive warrants	—	—	—	(1,794,334)
Net Income / (Loss) for the period - diluted	$196,065,286	$(3,544,581)	$184,638,419	$(14,294,650)
Denominator:
Weighted average number of shares of common stock - basic(1)	11,555,389	22,097	4,236,733	21,428
Conversion of Convertible Notes into Common Stock	—	—	—	190,977
Conversion of Warrants into Common Stock	—	—	—	16,586
Weighted average number of shares of common stock - diluted(1)	11,555,389	22,097	4,236,733	228,991

Net Income / (Loss) per share of common stock - diluted	$16.97	$(160.41)	$43.58	$(62.42)
(1)Includes 5,000 prepaid warrants for the nine month period ended September 30, 2025.
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three and nine months ended September 30, 2024, the calculation of diluted earnings per share includes the dilutive effect of shares issued for the conversion of the convertible notes and related warrants and subtracts the related gains from changes in their respective fair values from net income / (loss). The following number of shares of common stock from the potential exercise or conversion of outstanding potentially dilutive securities were excluded from the

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 14 — BASIC AND DILUTED NET LOSS PER SHARE (cont.)
computation of diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three and Nine Months Ended September 30,
	2025	2024
ISOs	119	301
RSU Awards	125,000	12,154
Equity-classified Warrants	87,784	16,875
Liability-classified Warrants	—	45,417
Legacy Warrants	176,165	—
Warrants issued with Preferred Stock (Series B)	37,498	—
Convertible Notes	—	147,301
Preferred Stock (Series A)	41,597	53,265
Preferred Stock (Series B)	22,472	—
Total	490,635	275,313

NOTE 15 — SEGMENT REPORTING
Due to the launch of the $IP Token treasury reserve strategy in August 2025 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with this Quarterly Report on Form 10-Q, the Company is presenting two operating and reportable segments: one reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”); and one segment that manages the Company’s intangible digital asset treasury (the “IP Strategy Segment”). In the Heritage Distilling Segment, all brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and with similar profit margins. In the IP Strategy Segment, the Company’s $IP Token investments are maintained and managed to make a return on investment through validation and staking activities to generate revenue.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for each segment based on revenue and gross profit, which are reported in the condensed consolidated statement of operations. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The accounting policies for segment reporting are the same as for the Company’s consolidated financial statements. As the Company continues its operations of the $IP treasury strategy, it may provide additional data points to the CODM to assist with decision making that will be evaluated for inclusion in the Company's reportable segment disclosure
The following summarizes the Company’s operations by segment. There were no IP Strategy Segment activities prior to the three months ended September 30, 2025.

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 15 — SEGMENT REPORTING (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Heritage Distilling Segment
Revenue(a)	$1,080,457	$1,761,434	$3,494,262	$5,309,907
Cost of Revenue	1,103,656	1,131,691	3,018,488	3,523,831
Gross Profit	(23,199)	629,743	475,774	1,786,076

IP Strategy Segment
Revenue(b)	1,908,544	—	1,908,544	—
Cost of Revenue	53,342	—	53,342	—
Gross Profit	1,855,202	—	1,855,202	—

Total Revenue	2,989,001	1,761,434	5,402,806	5,309,907
Cost of Revenue	1,156,998	1,131,691	3,071,830	3,523,831
Gross Profit	$1,832,003	$629,743	$2,330,976	$1,786,076

(a) Represented as Product Sales and Distillery Services in the condensed consolidated statement of operations.
(b) Represented as Crypto and Related Revenue in the condensed consolidated statement of operations.
The CODM does not review disaggregated assets on a segment basis, and therefore, such information is not presented. As a result of the change in operating segments, the Company’s reporting units were reassessed, and it was determined that the two operating segments are also reporting units for the purpose of evaluating goodwill for impairment. Since the IP Strategy Segment is a newly-created operating segment that did not have activities prior to the three months ended September 30, 2025, all goodwill was attributed to the Heritage Distilling Segment.

NOTE 16 — SUBSEQUENT EVENTS
For its condensed consolidated financial statements as of September 30, 2025 and for the period then ended, the Company evaluated subsequent events through the date on which those condensed consolidated financial statements were issued. Other than the items noted below and in the Notes above, there were no subsequent events identified for disclosure as of the date the condensed consolidated financial statements were available to be issued.
Exercise of Common Warrants and Prepaid Warrants — Subsequent to September 30, 2025, 5,000 prepaid warrants and 939 common warrants were exercised for $1,188, leaving 0 prepaid warrants outstanding and 0 common warrants outstanding (including 0 common warrants outstanding of the related party).
2024 Plan Equity Grants — Subsequent to September 30, 2025, the Company made grants of 295,093 shares of RSUs under the 2024 Plan.
Conversion of Series B Preferred Stock into Common Stock — Subsequent to September 30, 2025, in October 2025, the 15,000 shares of Series B Preferred Stock that remained outstanding as of September 30, 2025 were converted into 449,430 shares of common stock.
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). (See Note 8.) As of September 30, 2025, the Company had a balance of $233,547 of the deferred

Heritage Distilling Holding Company, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 16 — SUBSEQUENT EVENTS (cont.)
compensation remaining to be paid. Subsequent to September 30, 2025, the Company paid $98,000 of the deferred compensation, leaving a balance of $135,547 remaining to be paid.
Restructuring and Closure of Tasting Rooms; Production Transition — On October 23, 2025, the Company announced it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third parties contract producers beginning in the first quarter of 2026. These actions are expected to result in significant reductions in net expenses with a resulting positive impact to net income, along with significant reduction headcount and overhead. The elimination of in-house production and the eventual termination of leases associated with operations is also expected to greatly reduced the Company’s unabsorbed overhead expense for every case for product it sells, thereby greatly improving margins. The Company will continue to sell spirits through distributors and direct to consumers online, and will continue to work with Tribes to license the Heritage Distilling Company brand and its products for production and sale by Tribes in HDC-branded tasting rooms in or near their casino properties.
Stock Split — On September 18, 2025, the Company’s stockholders approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this filing and the section of this filing entitled “Business.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section, “Heritage,” “we,” “us,” “our,” or the “Company” refer to Heritage Distilling Holding Company, Inc. and its subsidiaries.
Reverse Stock Split
On May 11, 2024, our Board and stockholders approved, and on May 14, 2024 we effected, a .57-for-1 reverse stock split. On September 18, 2025, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of our stockholders. On October 26, 2025, the Board approved, and on November 5, 2025 we effected, a 1-for-20 reverse stock split. All share and per share numbers included in this filing as of and for all periods presented reflect the effect of that such reverse stock split unless otherwise noted.
All share and per share numbers presented in this filing have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual component numbers. In cases where rounding occurred, the amount of the rounding difference is not material and are considered to be insignificant.
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
In connection with the development of our cryptocurrency treasury reserve policy, On August 15, 2025, we completed a $223.8 million PIPE transaction wherein we ended up owning 53.2 million $IP Tokens in our digital asset treasury. Details of the PIPE transaction are detail below. The $IP Token is the native cryptocurrency of the Story Network, running on the Story IP layer 1 blockchain. The $IP protocol and related $IP Tokens can be used to pay for computational services on the Story Network, to mint or manage digital rights objects, or to transfer value in network-native transactions. These tokens can also be exchanged for fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions using decentralized trading protocols. As part of our treasury reserve strategy, we set up a validator business as a reporting segment to generate ongoing recurring revenue from activities associated with such validation efforts.
Our Spirits Business. In our spirits business, we compete in the craft spirits segment, which is the most rapidly-growing segment of the overall $288 billion spirits market. According to the American Craft Spirits Association, a craft distillery is defined generally as a distillery that produces fewer than 750,000 gallons annually and holds an ownership interest of 51% or more of a distilled spirits plant that is licensed by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury. According to the Craft Spirits Global Market Report 2023 of Grand View Research, the craft spirits segment had revenues of more than $21.4 billion in 2023 and is estimated to grow at a compound annual growth rate (“CAGR”) of 29.4% between 2024 and 2030. We believe we are well positioned to grow more than the growth rate of the market by increasing our marketing efforts, increasing the size of our sales teams and broadening our wholesale distribution.
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
Our growth strategy for our spirits business is based on three primary areas. First, we are focused on growing our direct-to-consumer (“DtC”) sales via shipping to legal purchasers to their homes where allowed. We currently use a three-tier compliant, third-party platform to conduct these sales and deliveries in 46 states in which approximately 96.8% of the U.S. population reside. This allows us to develop a relationship directly with the consumer through higher-margin sales while collecting valuable data about our best performing products. We can then use this data to target the consumer based on location, age, key demographics and product types. With the data collected, we can also retarget and resell to them generating more revenue.
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
Third, we are focused on expanded growth of our collaboration with Native American tribes through the TBN model we created. In concert with tribal partners, this sales channel includes Heritage-branded micro production hubs, Heritage-branded stores and tasting rooms and the sale of our products and new tribally-branded products. In the typical TBN collaboration, the tribes own these businesses and we receive a royalty on gross sales through licenses we grant to use our brands, products, recipes, programs, IP, new product development, on-going compliance support and the other support we provide. The TBN is expected to form a network of regional production hubs that will support product trials and sampling, and will generate sales of finished, intermediate and bulk spirits depending on location, equipment and market. Importantly, because these premium spirits will be produced locally, we believe the TBN will promote the positioning of our brands as local and regional. We expect that, as the brands grow and the TBN footprint expands, there will be an important synergy with increased adoption and growth through our wholesale channels in the regions where the TBN locations are driving trial and awareness. Similarly, as demand for our products grows through our wholesale channels, there should be a positive effect on the demand for our products through the tribal distilleries.
Our Crypto and Related Business. In August 2025, we determined to focus our growing cryptocurrency efforts on the native cryptocurrency of the Story Network referred to as $IP Tokens. As part of this business segment, we established a new validator business related to $IP Tokens, staking 43.5 million of the 53.2 million $IP Tokens we secured in the August 15, 2025 PIPE transaction. To become a network validator, a holder of $IP Tokens is required to put up or “stake” $IP Tokens as collateral (like a security deposit) that shows the Story Network that it has “skin in the game.” A cryptocurrency validator is like a digital “notary” or “referee” in a blockchain network. Its job is to check that transactions on the network are real and follow the network rules. Validators are randomly selected to propose a new block of transactions to be added to the blockchain. When a participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant also can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in the same cryptocurrency that is evidenced by the blockchain. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the blockchain automatically issues cryptocurrency as rewards to validators who successfully propose a block. While we currently operate our own Story Network validator services, in the future we may seek to “delegate” a portion of our $IP Tokens to third-party validation service providers in exchange for a percentage of its validation fees.
We are subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, $IP Tokens. Investing in $IP Tokens is currently highly speculative and volatile.

The Fair Value of our Intangible Digital Assets, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the $IP Tokens held by us and fluctuations in the price of $IP Tokens could materially and adversely affect an investment in our stock. The price of $IP Tokens has a limited history. During such history, $IP Token prices have been volatile and subject to influence by many factors, including the levels of liquidity. If digital asset markets continue to experience significant price fluctuations, we may experience losses. Several factors may affect the price of $IP Tokens, including, but not limited to, global $IP Token supply and demand, theft of $IP Tokens from global trading platforms or vaults, failure of a custodian holding our $IP Tokens, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The $IP Tokens held by us are assets of ours and our stockholders have no specific rights to any specific $IP Token(s). In the event of our insolvency. our assets may be inadequate to satisfy a claim by our creditors or stockholders.

There is currently no clearing house for $IP Tokens, nor is there a central or major depository for the custody of $IP Tokens. There is a risk that some or all of our $IP Tokens could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to our SIP Tokens. Further, transactions in $IP Tokens are irrevocable. Stolen or incorrectly transferred $IP Tokens may be irretrievable. As a result, any incorrectly executed $IP Token transactions could adversely affect an investment in us (our stock).

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC in the past have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. In June 2023, the SEC brought charges against the Digital Asset Trading Platforms Binance and Coinbase for alleged violations of a variety of securities laws. In November 2023, the SEC brought charges against the Digital Asset Trading Platform Kraken for alleged violations of a variety of securities laws. In these complaints, the SEC asserted that SOL is a security under the federal securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.”

If $IP Tokens are determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for $IP Tokens. For example, it may become more difficult for $IP Tokens to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of $IP Tokens and cause users to migrate to other digital assets. As such, any determination that $IP Tokens are a security under federal or state securities laws may adversely affect the value of $IP Tokens and, as a result, an investment in us (our stock).

In addition, if $IP Tokens are in fact a security, we could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate our liquidation or delisting from the exchange upon which our stock is traded. In this case, we and any Sponsors may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register us under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure our activities comply with applicable law, which could force us to liquidate.

As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. The Solana Network subsequently experienced similar disruptions, and has been subject to multiple similar outages throughout its history. Any such similar outages in the future could have a material adverse effect on the value of $IP Tokens and an investment in us (our stock).

Furthermore, like any smart contract platform that utilizes bridge technology, digital assets transferred to or from other blockchains are vulnerable to certain types of exploits. For example, on February 3, 2022, hackers were able to manipulate the Wormhole bridge smart contract code which enables the transfer of certain digital assets to the Solana Network, to divert approximately 120,000 Ether from the Wormhole bridge to the attacker’s Ethereum wallet. While Jump

Crypto, the creators of the Wormhole bridge, replenished the stolen Ether, effectively backstopping user losses, they or other creators may not be able to do so again in the future. The development of bridges on the Solana Network is ongoing and further attacks on bridges compatible with the Solana Network could have a material adverse effect on the value of $IP Tokens and an investment in us (our stock).

To the extent a private key required to access an $IP Token address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, we may be unable to access the $IP Tokens controlled by the private key and the private key will not be capable of being restored by the Story Network. The processes by which $IP Token transactions are settled are dependent on the $IP Token peer-to-peer network, and as such, we are subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of $IP Tokens.

We rely on third-party service providers to perform certain functions essential to our operations. Any disruptions to our service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on our ability to access critical services and be disruptive to our operations.

We and any transaction Sponsors may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of our business.

Key Factors Affecting Our Operating Results
Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:
Market Price of the $IP Token
We use the fair value method of accounting to report our operating results, in accordance with U.S. GAAP. We currently own approximately 53.2 million $IP Tokens, some of which were acquired at a significant discount to the then market value, and which may be written down to a lower cost per token at any time that the market value of $IP Tokens is lower (impaired) from the previously recorded cost. For each reporting period, our $IP Token treasury will be reflected at the market price of $IP Tokens and the aggregate change in the fair value of our treasury of $IP Tokens will be reflected as a gain or loss in our condensed consolidated statement of operations. For each reporting period, our condensed consolidated statement of operations will reflect a net gain or loss commensurate with the respective change in market value of a $IP Token (across the number of $IP Tokens that we hold in our treasury). Accordingly, assuming the number of $IP Tokens we hold remains constant at approximately 53.2 million, every $1.00 increase in the market value of a $IP Token will represent a gain of approximately $53.2 million that we must recognize; and, conversely, every $1.00 decrease in the market price of a $IP Token will represent a loss of approximately $53.2 million that we must recognize. The more the $IP Token price increases or decreases in the market, the greater the gain or loss we will be required to report, and depending on market conditions from quarter to quarter, we could see significant swings in gains or losses simply due to marking the value of the $IP tokens we hold to their market value.
Pricing, Product Cost and Margins
To date, most of our revenue has been generated by retail sales of our spirits in our retail tasting rooms and through our eCommerce platform. Going forward, we expect to sell our products in a variety of vertical industry markets in partnership with our distributors across states and geographic regions and direct to consumers via third-party fulfillment partners. Pricing may vary by region due to market-specific dynamics and various layers of taxes applied by the states at the different steps of distribution and retail sales. As a result, our financial performance will depend, in part, on the mix of our sales in different markets during a given period and our ability to scale efficiently.
We have experienced modest inflation in some of our raw inputs, particularly in grains, bottles, cans and barrels over the last four years. During the summer of 2025, we re-evaluated our sourcing practices for raw inputs given the current tariff landscape and determined to maintain our current practices. This was in light of the fact that we import few inputs from other countries, and those items we do import (glass bottles and labels) are relatively low-cost items compared to the premium we can charge for our products. Any tariff on a raw input that costs less than $1 will have minimal impact on our pricing or gross margins, and any tariffs we do incur would be relatively small compared to the disruption of switching suppliers and the potential impact out-of-stocks would have on our production plan and revenue. We remain firm that our exposure to the cost of tariffs on our direct inputs remains low, and retaliatory tariffs on American products has no impact on our current customer base or revenue as we do not export. It is too soon to tell what the trickle down or secondary cost impacts will be for our general business operations as a result of the changing tariff landscape.

While constraints in the freight market caused historically high shipping rates during and after the COVID-19 supply chain disruption, shipping rates have largely returned to their previous levels, even including recent bankruptcy announcements by several freight companies in the U.S. announced over the last two quarters. Employees have been facing financial stress as inflation over the last several years has increased the cost of living across the board, and in the markets in which we operate, annual minimum wage increases for hourly retail and production staff are higher than other parts of the U.S. Unlike singular commodity spikes in the recent past due to an isolated incident, or short-term supply chain issues, the confluences of these factors created pressure across all parts of our operations, requiring us to manage each aspect carefully. Finally, we have begun to see a change in the buying habits of consumers who are looking for “experiences” rather than buying “things,” and we believe consumers are electing to buy fewer, but more premium items. We are also seeing reports of Americans electing to consume less alcohol than in the past. While spirits is still gaining market share from beer and wine, an overall reduction in consumption or purchasing has a chilling effect on the market. This is compounded by the number of Americans who are electing to use marijuana as an alternative to consuming alcohol. In some cases, given economic uncertainty we are also seeing some consumer “trade down”, spending less on premium items in favor of buying lower cost items in the same categories. As a result, the forgoing factors forced us tore-examine how we engage with consumers at retail and online to ensure our brands stay relevant while getting more aggressive to cut top line expenses and eliminate losses.
On the positive side, there is an historic excess of quality aged bourbon in Kentucky in which more barrels have accumulated to atypical levels as investors piled into the idea of owning barrels of whiskey and bourbon to capitalize on past price appreciation. As a result of the buildup of inventory, we are seeing prices fall for wholesale barrel sales, which works in our favor as we look to expand our Salute Series line of spirits. In some cases, the price for barrels of quality aged Kentucky bourbon in bulk have fallen by more than half, reducing our input costs for our most premium products. We view this as a tremendous arbitrage opportunity that works in our favor just as we expand our offerings under the Salute Series, especially since we focus marketing our brands to specific populations where our brands and labels resonate the most. Because we sell a relatively small amount of finished spiritists in the market relative to the market as a whole, we can expect to see significant improvements in topline revenue and net income from our spirits segment as our volumes grow.
We source some labels and printed collateral from trusted suppliers in Canada, and tariffs imposed by the Trump administration on Canadian imports in the first quarter of 2025 have resulted in modest increases in the cost of those items. However, these labels and print collateral items typically have a cost ranging from 10 cents to $1.00 each, and because these labels and print items are used for our most expensive and premium products, we do not believe the imposition of tariffs on those items will have a material effect on our gross margin for those products.
Continued Investment and Innovation
The performance of our spirits business is dependent on our ability to continue to develop products that resonate with consumers. It is essential that we continually identify and respond to rapidly-evolving consumer trends, develop and introduce innovative new products, enhance our existing products, and generate consumer demand for our products. Management believes that investment in beverage product innovation will contribute to long-term revenue growth, especially in the premium and ultra-premium segments.
Development of our Cryptocurrency Validator Business
In August 2025, we completed a private placement of pre-funded warrants in which we received 53.2 million $IP Tokens. In September 2025, we completed the testing of a validator to stake a large portion of those tokens to earn yield. By mid-September 2025, we completed the testing and onboarding of the bulk of our $IP Tokens onto the validator, from which we earn significant yield on a daily basis in the form of new $IP Tokens awarded to us. We will report our earnings from our validator services quarterly, reporting the income in U.S. dollars, with the value of any $IP Token rewards to be determined based on the market price of the $IP Token as reported publicly on Coinbase as of the time such rewards are earned. The amount of $IP Tokens we earn, and the value per token, could have significant impact on our overall revenue, gross margins and net income on a quarterly and annual basis, and could add significantly to our overall value proposition as a company. Factors that impact the success of our validator efforts and the value we are attempting to create include, but are not limited to, the overall uptime of our validator, the reliability of third-party systems we use to house and operate our validator efforts, the demand for validating services on the Story Network at any given time or over any given length of time, the number of other validators providing services to the Story Network, other network validators offering similar services at less cost to secure market share at our expense, the integrity and uptime of the Story Network and the demand or lack thereof for any layer 2 apps on the Story Network that drive demand for validator services, among others. The value of our validator efforts and the amount of income we might realize from those efforts are tied directly to the value of the $IP Token in the market at any given time or over any given length of time, and are driven by market dynamics.

Key Components of Results of Operations
Net Sales
Our spirits business net sales consist primarily of the sale of spirits and services domestically in the United States. Customers consist primarily of wholesale distributors and direct consumers. Substantially all revenue is recognized from products transferred at a point in time when control is transferred, and contract performance obligations are met. Service revenue represents fees for distinct value-added services that we provide to third parties, including production, bottling, marketing, consulting and other services, including for the TBN, aimed at growing and improving brands and sales. Service revenue is recognized over the period in which the service is provided.
Our blockchain rewards revenue is primarily generated through participation in proof-of-stake networks, where we validate or create blocks on the Story Network using staking validators we control. In exchange for these validation services, we earn $IP Tokens—the native token of the Story Network. Revenue is recognized at the point in time when a block is successfully created or validated and the related rewards are transferred to a digital wallet we control. Each block validation represents a distinct performance obligation. For the three and nine months ended September 30, 2025, we recognized blockchain rewards revenue on a gross basis, as we act as principal in the majority of our contracts by providing the $IP Tokens required for staking. Blockchain rewards are recorded in other revenue on the condensed consolidated statements of operations. Revenue is measured based on the number of tokens received and their fair value at contract inception.
Cost of Sales
We recognize the spirits business cost of sales in the same manner that the related revenue is recognized. Our cost of sales consists of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities and personnel-related expenses associated with supply chain logistics.
We recognize the staking and validator business cost of sales in the same manner that the related revenue is recognized. Our cost of sales consists of AWS data center incidences that run the validator protocol and software, financial software to track each token earned and their value, consulting agreements related to managing the validator work and contracted computer programmers to insure validator uptime.
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
As of September 30, 2025, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 125,000 shares of common stock based upon the grant date with a fair value of $14.56 per unit. We recognized an aggregate of $2,684,395 of previously-unrecognized compensation expense for RSU awards upon completion of our IPO. Included in the previously-unrecognized compensation expense are an aggregate of 11,726 RSUs to employees, directors and consultants that the Board of Directors approved in May 2024, with a fair grant value of $80 per unit. These RSUs contained a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting.
Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Intangible Digital Assets
Our intangible digital assets consist solely of $IP Tokens in our digital treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we recognized a fair value gain of approximately $245,841,000, driven by market fluctuations in the Story Network’s native token. As of September 30, 2025, the fair value of intangible digital assets on our condensed consolidated balance sheet was $455,648,074 using the closing price per $IP Token of $8.54 We continue to hold substantially all $IP Tokens for investment and may stake them periodically.
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

Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of September 30, 2025 and December 31, 2024, respectively, we had a 12.2% and 12.2% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of the end of 2024, a total of $9,791,360 of the $12 million had been raised, and it was unclear if an effort would be made to round out the remainder of the initial targeted raise. We retain a 12.2% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024, and recorded no further adjustment in the value of Flavored Bourbon, LLC through the remainder of 2024.
Changes in Fair Value of Convertible Notes
As of September 30, 2024, the fair value of the Convertible Notes that were issued in 2022 and 2023 and were exchanged in October and November 2023 for a fixed number of shares of common stock and prepaid warrants, was revalued to $18,482,353, which reflected the impact of the then-anticipated pricing of our initial public offering of $100 per share in the valuation calculation methodology. Upon the effectiveness of our initial public offering (on November 25, 2024), the fair value of the Convertible Notes decreased and was reclassified from a liability to equity in the amount of $15,278,168 (representing the 165,607 shares of common stock and 25,369 prepaid warrants for which the Convertible Notes were exchanged multiplied by the price per share of our common stock of $80 in the November 25, 2024 initial public offering, with the remaining $3,204,185 recorded as a gain for the decrease in fair value of those Convertible Notes for the period from September 30, 2024 to the date of our initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes is relieved and they were reclassified to equity.
As of September 30, 2024, the fair value of the convertible notes issued in 2023 and 2024 (the “Whiskey Notes”) and related warrant liabilities, which notes and warrants were exchanged for 119,954 shares of common stock and 27,346 prepaid warrants in April 2024, was $14,283,752 and $18,658, respectively, which reflected the impact of the then-anticipated pricing of our initial public offering of $100 per share in the valuation calculation methodology. Upon the effectiveness of our initial public offering (on November 25, 2024), the fair value of such convertible promissory notes and related warrant liabilities decreased and was reclassified from a liability to equity in the aggregate amount of $11,784,068 (representing the 119,954 shares of common stock and 27,346 prepaid warrants for which the Whiskey Notes were exchanged multiplied by the price per share of our common stock of $80 in our November 25, 2024 initial public offering, with the remaining $2,499,684 recorded as a gain for the decrease in fair value of those convertible notes and related warrant liabilities for the period from September 30, 2024 to the date of our initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes is relieved and they were reclassified to equity.
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
In April 2024, certain of such warrants and the related Convertible Notes were exchanged (contingent upon the consummation of our initial public offering, which occurred on November 25, 2024, which contingency is now lifted) for common stock. The remaining warrants, which remain outstanding subsequent to the closing of our initial public offering, were amended to fix the exercise price at $120 per share effective upon the closing of our initial public offering, thereby removing the floating price optionality. The fixing of the exercise price allowed us to reclassify the warrant liabilities as equity on a pro forma basis, per ASC Topic 420 as of November 25, 2024 (the date of our initial public offering).
Income Taxes
Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We are conducting a Section 382 net operating loss (“NOL”) review to determine to what extent our past NOLs can be used moving forward given the size of the August 15, 2025 PIPE and the total number of new shares issued relative to our previously outstanding shares of common stock. We anticipate that report will be finalized in time for the filing of our annual report.
Comparison of the Results of Operations for the Three Months Ended September 30, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes and have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant. The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024	Change
Net Revenue
Products	$815,514	$1,375,230	$(559,716)
Services	264,943	386,204	(121,261)
Crypto and Related	1,908,544	—	1,908,544
Total Net Revenue	2,989,001	1,761,434	1,227,567

Cost of Revenue
Products	1,074,878	1,117,516	(42,638)
Services	28,778	14,175	14,603
Crypto and Related	53,342	—	53,342
Total Cost of Revenue	1,156,998	1,131,691	25,307
Total Gross Profit	1,832,003	629,743	1,202,260

Operating Expenses
Sales and Marketing	1,023,935	1,271,063	(247,128)
General and Administrative	1,956,900	1,438,770	518,130
Total Operating Expenses	2,980,835	2,709,833	271,002
Operating Loss	(1,148,832)	(2,080,090)	931,258

Other Income (Expense)
Interest Expense	(497,975)	(661,643)	163,668
Gain on Extinguishment of Debt	1,673,127	—	1,673,127
Change in Fair Value of Intangible Digital Assets	245,841,410	—	245,841,410
Change in Fair Value of Convertible Notes	—	29,288	(29,288)
Change in Fair Value of Warrant Liabilities	—	(720,550)	720,550
Change in Fair Value of Contingency Liability	(62,424)	—	(62,424)
Other (Income) / Expense	(114,619)	64	(114,683)
Total Other Expense	246,839,519	(1,352,841)	248,192,360
Income / (Loss) Before Income Taxes	245,690,687	(3,432,931)	249,123,618
Income Taxes	(49,426,794)	—	(49,426,794)
Net Income / (Loss)	$196,263,893	$(3,432,931)	$199,696,824

Net Income / (Loss) Per Share, Basic	$16.97	$(160.41)	177.38

Weighted Average Common Shares Outstanding, Basic	11,555,389	22,097	$11,533,292

Net Income / (Loss) Per Share, Diluted	$16.97	$(160.41)	$177.38

Weighted Average Common Shares Outstanding, Diluted	11,555,389	22,097	11,533,292

Net Sales - Spirits Business

	Three Months Ended September 30, (rounded to $000’s)
Total Sales - Spirits Business	2025	2024	Change
Products	$816,000	$1,375,000	$(559,000)
Services	265,000	399,000	(134,000)
	$1,081,000	$1,774,000	$(693,000)
Net sales were approximately $1,081,000 and $1,774,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $693,000, or 39.1%, period over period.
The approximately $559,000 net decrease in products sales, period over period, included:

Products Sales - Spirits Business	Three Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Wholesale	$230,000	$492,000	$(262,000)
Retail	586,000	845,000	(259,000)
Third Party	—	38,000	(38,000)
	$816,000	$1,375,000	$(559,000)
•Beginning in the second quarter of 2025, we were involved in reevaluating our options and opportunities related to several cryptocurrency treasury strategies vis a vis our overall retail focus while working to reduce overhead and preserve cash as we evaluated several possible cryptocurrency transactions. As a result, we pulled back on significant marketing spend for our goods and services as we focused our attention on evaluating the cryptocurrency landscape. The year-over-year approximate $259,000 decrease included second quarter 2024 DtC sales decrease from continued sales of the Salute Series Army initial edition and the launch of the D-Day Series which included three products. DtC sales for second quarter 2025 was a more modest launch of two new editions in support of Green Beret heroes and the 80th anniversary of the battle of Iwo Jima. A portion of the reduction in retail revenue in the three months ended September 30, 2025 versus 2024 was also from the continued reduction of hours in some of our brick-and-mortar retail locations in April through May 2025, and the decision to close some locations on Mondays and Tuesdays to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We reopened those locations on Mondays and Tuesdays as we approached the Memorial Day holiday to take advantage of higher summer foot traffic. Also contributing to the decrease was the closure of our Thinking Tree Spirits location that was open in the second quarter 2024.
The approximately $134,000 decrease in net sales of services period over period included:

Services Sales - Spirits Business	Three Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$6,000	$6,000	$—
Retail Services	252,000	365,000	(113,000)
Consulting and Other	7,000	28,000	(21,000)
	$265,000	$399,000	$(134,000)
•The approximately $113,000 decrease in retail services was the result of the reduction of hours in some of our brick-and-mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We reopened those locations on Mondays and Tuesdays as we approached the Memorial Day holiday to take advantage of higher summer foot traffic. A portion of the change was also due to not renewing Cask Club memberships as management evaluated its ongoing retail options moving forward.
•The approximately $21,000 decrease in consulting fees was related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in the planning phase into the construction phase in preparation for openings in late 2025 or early 2026.
Net Revenues - Crypto and Related Business

	Three Months Ended September 30, (rounded to $000’s)
Total Revenues - Crypto and Related	2025	2024	Change
Blockchain Rewards / Validator Business	$1,909,000	$—	$1,909,000
	$1,909,000	$—	$1,909,000
Net revenues were approximately$1,909,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $1,909,000, or 100%, period over period. There were no comparable revenues in 2024 as we began recognizing staking and validator revenues upon the closing of our PIPE Offering on August 15, 2025 and the establishment of our Treasury Policy.
Of the total revenues related to cryptocurrency we drive operational revenues in two ways: 1) Self-Staking (tokens we own being staked on our own validator); and 2) Third-Party Validator Commissions (tokens owned by others that are staked on our validator). Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Validator services were tested in early September and were fully functional as of September 18, 2025, meaning the revenue from this activity was only active for approximately two weeks of the twelve weeks of the entire quarter. We expect to earn revenues from this activity on a full quarter basis moving forward. For the three months ended September 30,2025, substantially all Crypto and Related Revenue related to Self-Staking.
Cost of Sales — Spirits Business
Cost of sales were approximately $1,104,000 and $1,132,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $28,000, or 2.47%, period over period. Cost of sales for the three months ended September 30, 2025 includes approximately $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized in the three months ended September 30, 2025 for production employees compared to no such award recognition in 2024. Removing the $121,000 in non-cash share-based compensation from the cost of the sales indicates the adjusted cost of sales for the spirits business from an inputs and other overhead perspective was $149,000 less than the same period over period, or a reduction of 13.2%.

	Three Months Ended September 30, (rounded to $000’s)
Cost of Sales -Spirits Business	2025	2024	Change
Products	$1,075,000	$1,118,000	$(43,000)
Services	29,000	14,000	15,000
	$1,104,000	$1,132,000	$(28,000)
The approximately $43,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $289,000 to approximately $347,000 for the three months ended September 30, 2025, from approximately $636,000 for the three months ended September 30, 2024, and an increase in unabsorbed overhead of approximately $246,000 to approximately $728,000 as of September 30, 2025 from approximately $482,000 as of September 30, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2025 relative to 2024. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of sales increased by approximately $15,000 to approximately $29,000 for the three months ended September 30, 2025 from approximately $14,000 for the three months ended September 30, 2024 primarily resulting from increased rent and labor costs associated with our retail spaces.

Components of Products Cost of Sales - Spirits Business	Three Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$347,000	$636,000	$(289,000)
Overhead – Unabsorbed	728,000	482,000	246,000
	$1,075,000	$1,118,000	$(43,000)

Components of Products Cost of Sales - Spirits Business	Three Months Ended September 30,
	2025	2024	Change
Product Cost (from inventory)	32.3%	56.9%	(24.6)%
Overhead – Unabsorbed	67.7%	43.1%	24.6%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 67.7% and 43.1% for the three months ended September 30, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. While we made progress seeing this cost drop to 41.3% in the full year ended December 31, 2024, from 44.6% in the full year ended December 31, 2023, we have significant opportunities to push this cost component down further in 2025 and beyond by reducing unused capacity and reducing our real estate footprint to get leaner and more efficient. The increase in the unabsorbed overhead percentage in the three months ended September 30, 2025 compared to the fourth quarter 2024 is a reflection of the large product sales and volume we had during in the third quarter of 2024 given versus lower volumes sold during the same period in 2025 as we pulled back on marketing spend while we focused on our cryptocurrency transition. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See also below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $43,000 decrease in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales - Spirits Business	Three Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$175,000	$347,000	$(172,000)
Spirits – Retail	159,000	210,000	(51,000)
Spirits – Third Party	—	21,000	(21,000)
Merchandise and Prepared Food	13,000	57,000	(44,000)
Unabsorbed Overhead	728,000	482,000	246,000
	$1,075,000	$1,117,000	$(42,000)
•The approximately $172,000 decrease in wholesale product cost of sales to approximately $175,000 for the three months ended September 30, 2025 compared to approximately $347,000 for the three months ended September 30, 2024 was primarily the result of the shifting of some wholesale orders from quarter to quarter based on timing of reorders in the wholesale channel and the continued reduction of focus on our part on low margin items as we shift focus to higher margin items.
•The decrease to $0 in third-party production costs is due to no such activity in the three months ended September 30, 2025.
•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, increased by approximately $246,000 to approximately $728,000 for the three months ended September 30, 2025 compared to approximately $482,000 for the three months ended September 30, 2024. The unabsorbed overhead expense indicates our underutilization of current production capacity as we move away from low-margin, high volume products into higher margin products. Our goal continues to be the reduction of unabsorbed overhead over time as our production volumes increase with increased sales and as we reduce overhead costs associated with excess production capacity, warehouse space and other real estate. The combined efforts of increasing high margin product sales and reducing general overhead costs are geared toward reducing our overhead expenses to have our remaining overhead right-sized to our strategy of focusing on producing and selling high margin super premium items. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
Cost of Sales — Crypto and Related Business
Cost of sales were approximately $53,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $53,000 or 100%, period over period. Cost of sales consisted primarily of technology platform expenses, external engineering support, consulting services, and blockchain transaction fees related to crypto operating activities. There were no comparable cost of sales in 2024 as we began recognizing staking and validator revenues and costs once the validator service was fully operational on September 18, 2025.

	Three Months Ended September 30, (rounded to $000’s)
Cost of Sales - Crypto and Related	2025	2024	Change
Crypto and Related expenses	$53,000	$—	$53,000
	$53,000	$—	$53,000
Gross Profit — Spirits Business
Gross profit was approximately $(23,000) and $642,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $665,000, or 104%, period over period, and included:

Total Gross Profit - Spirits Business	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Products	$(259,000)	$257,000	$(516,000)
Services	236,000	385,000	(149,000)
	$(23,000)	$642,000	$(665,000)

Total Gross Margin - Spirits Business	Three Months Ended September 30,		Change
	2025	2024
Products	(31.7)%	18.7%	(50.4)%
Services	89.1%	96.5%	(7.4)%
	(2.1)%	36.2%	(38.3)%
It is important to note that the approximately $(259,000) in Products Gross Profits, and the resulting low Gross Margin of (31.7)%, is after layering in the approximately $728,000 in unabsorbed overhead costs. The change in gross profit and gross margin in 2025 versus the same period in 2024 was the result of lower sales due to pulling back from marketing efforts while we worked on our cryptocurrency transition against slightly higher fixed expenses during the period.
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead - Whiskey Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs, we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $469,000 and $739,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of approximately $270,000, or 36.5%, period over period, and included:

	Three Months Ended September 30, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products	$(259,000)	$257,000	$(516,000)
Add Back: Unabsorbed Overhead	728,000	482,000	246,000
Products Gross Profit Excluding Unabsorbed Overhead	469,000	739,000	(270,000)
Services	236,000	385,000	(149,000)
Total Gross Profit Excluding Unabsorbed Overhead	$705,000	$1,124,000	$(419,000)

	Three Months Ended September 30,
Total Gross Margin - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products	(31.7)%	18.7%	(50.4)%
Add Back: Unabsorbed Overhead	89.2%	35.1%	54.2%
Products Gross Margin Excluding Unabsorbed Overhead	57.5%	53.7%	3.7%
Services	89.1%	96.5%	(7.4)%
Total Gross Margin Excluding Unabsorbed Overhead	65.2%	63.4%	1.9%
Gross Margin excluding unabsorbed overhead of 65.2% for the three months ended September 30, 2025 compared to 63.4% for the same period in 2024 is a significant increase, as is the improvement compared to the 55.6% we reported for the full year 2024, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis — Spirits Business
Gross Margin numbers above are based on the total sales for the three months ended September 30, 2025 and 2024 as follows:

Total Sales - Spirits Business	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Products	$816,000	$1,375,000	$(559,000)
Services	265,000	399,000	(134,000)
	$1,081,000	$1,774,000	$(693,000)
•Gross margin was approximately (2.1)% and 36.2% (65.2% and 63.4%, excluding unabsorbed overhead) for the three months ended September 30, 2025 and 2024, respectively, based upon total net sales of approximately $1,081,000 and $1,774,000, respectively. As we add more Special Operations Salute sales via online channels, we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. Also, as we add move cases of production to third party production and reduce our in-house production capacity, we expect the unabsorbed overhead costs will be reduced as each additive case of new sales volume begins to carry incremental overhead costs as part of the normal manufacturing cost accounting, which should increase our overall margins. Finally, our third-party production contracts were very low margin for us, which is why management made the decision to end those contracts at the end of January 2024 and phase out producing barrels of whiskey for third parties under contract in late 2024. Moving forward, management will focus on higher-margin activities, which we expect will increase our overall margins.
•Gross margin for Products of (31.7)% (57.5% excluding unabsorbed overhead) for the three months ended September 30, 2025 compared to 18.7% (53.7% excluding unabsorbed overhead) for the three months ended September 30, 2024 are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system). As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit — Crypto and Related Business
Gross profit was approximately $1,855,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $1,855,000, or 100%, period over period, and included:

Total Gross Profit - Crypto and Related	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Crypto and Related	1,855,000	$—	1,855,000
	$1,855,000	$—	$1,855,000

Total Gross Margin - Crypto and Related	Three Months Ended September 30,		Change
	2025	2024
Crypto and Related	97.2%	—%	97.2%
	97.2%	—%	97.2%
It is important to note that there were no comparable cost of sales in 2024 as we began recognizing staking and validator revenues and costs once the validator service was fully operational on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers above are based on the total revenues for the three months ended September 30, 2025 and 2024 as follows:

Total Revenues - Crypto and Related	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Blockchain rewards / Validator business	$1,909,000	$—	$1,909,000
	$1,909,000	$—	$1,909,000

•Gross margin was approximately 97.2% and 0% for the three months ended September 30, 2025 and 2024, respectively, based upon total net revenues of approximately $1,855,000 and $0, respectively.

Sales and Marketing Expenses
Sales and marketing expenses were approximately $1,023,000 for the three months ended September 30, 2025 compared to approximately $1,270,000 for the three months ended September 30, 2024. This approximately $247,000 decrease included:

Sales and Marketing Expense	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Expense	$604,000	$764,000	$(160,000)
Personnel - Share-Based Compensation	—	—	—
Tasting Room	19,000	39,000	(20,000)
Leases and Rentals	275,000	189,000	86,000
Sales and Marketing Expenses	(45,000)	79,000	(124,000)
Other	170,000	199,000	(29,000)
	$1,023,000	$1,270,000	$(247,000)
•The approximately $160,000 decrease in sales and marketing personnel expense was primarily due to reduction of one staff member.
•The approximately $124,000 decrease in sales and marketing expenses included: an increase in digital advertising production expense to drive DtC sales of our highest margin spirits brands, offset by decreases in sponsorships and print advertising as we shifted to a new third-party e-commerce platform.
•The approximately $29,000 decrease in other sales and marketing expenses stems from decreased deals, discounts, rebates and incentives offered to wholesale distributors for low margin products and the ending of a contract for an outside sales consultant as of December 31, 2024.
General and Administrative Expenses
General and administrative expenses were approximately $1,981,000 for the three months ended September 30, 2025, compared to approximately $1,439,000 for the three months ended September 30, 2024. This approximately $542,000 increase included:

General and Administrative Expense	Three Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Non-Cash Expense	$492,000	$529,000	$(37,000)
Personnel - Share-Based Compensation	—	—	—
Recruiting and retention	(12,000)	6,000	(18,000)
Professional Fees	118,000	255,000	(137,000)
Professional Fees - Share-Based Consulting Fees	—	—	—
Leases and Rentals	144,000	126,000	18,000
Depreciation	223,000	253,000	(30,000)
Other	1,016,000	270,000	746,000
Other - Share-Based Director Fees	—	—	—
	$1,981,000	$1,439,000	$542,000
•Approximately $137,000 decrease in professional fees expense was primarily the result of write down of debt negotiated with vendors of approximately $529,000 offset by Public Relations of approximately $222,000 recognized in the three months ended September 30, 2025. These expenses were not recognized in the comparable three months ended September 30, 2024.
•The approximately $746,000 increase in other expense is primarily the result of: sales and write offs of equipment and other from down sizing our footprint of $475,000, director fees of $109,000, directors and officers insurance of $87,000, and building and property repairs from down sizing our footprint of $84,000 in the three months ended September 30, 2025, for which there was; sales of equipment of $2,000, no director fees, director and officers insurance of $6,000, and building and property repairs of $2,000 expenses in the comparable three months ended September 30, 2024
Interest Expense
Interest expense decreased by approximately $164,000 to approximately $498,000 for the three months ended September 30, 2025, compared to an expense of approximately $662,000 for the three months ended September 30, 2024. The decrease in interest expense, period over period,included: approximately $193,000 in Property Lease Interest; and, an approximately $316,000 decrease in other interest expense, primarily as a result of the settlement of the Silverview loan in August 2025. Additionally, factoring and Channel Partner loans were paid in 2024 precipitating a decrease in interest expense of approximately $62,000.
Gain on Extinguishment of Debt
In conjunction with the settlement of the Silverview loan in August 2025 approximately $2,611,000 was recognized as gain on settlement. The approximately $12,620,000 in principal and interest due on the loan was paid with approximately $7,046,000 in cash and 200,000 warrants (with a value of approximately $2,964,000).
Gain on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a gain of approximately $245,841,000 for the three months ended September 30, 2025 (based on a closing price on September 30, 2025 of $8.54 per $IP Token), compared to $0 for the three months ended September 30, 2024, as we began recognizing fair value adjustments on $IP Tokens in the current quarter. The gain was primarily attributable to favorable market movements in the quoted price of $IP Tokens held for investment, including approximately $209,659,980 related to tokens acquired in the quarter and remeasured at higher fair values. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations.
Income Taxes
As of September 30, 2025 we recorded a provision for income taxes (of 21%) and a deferred income tax liability of $49,426,794 based on its year to date net income before income taxes. In recording the deferred tax liability, we fully reserved against our net operating loss carryforwards, not assuming the use of any of our accrued loss carryforwards at this time. We are awaiting the completion of a Section 382 net operating loss (“NOL”) review to determine to what extent past NOLs can be used moving forward, and if so, how much and over what period of time they can be used. As of December 31, 2024,we had $61,234,307 in federal net operating loss carryforwards, some or all of which could be used to offset the currently booked net income to reduce any possible tax liability. The need for the Section 382 review was triggered by the August 15, 2025 PIPE’s size and total number of new shares issued relative to our previously outstanding shares of common stock and the ownership changes thereof. We anticipates the Section 382 report will be finalized prior to year end, which would allow for a full year tax and NOL reconciliation taking into account the $IP Token’s value as of December 31, 2025 and any resulting gain or loss to be recognized based on that final price.
While we believe some amount of the NOLs will be available to use in the future, since the amount cannot yet be quantified, we have elected to fully reserve against the use of any such tax benefits at this time. Further, the net income and the resulting tax for the three and nine months ended September 30, 2025 is based on the fair value of $8.54 per $IP Token as of September 30, 2025. Given the closing price of the $IP token of $3.32 subsequent to September 30, 2025 (at the close of November 13, 2025), the currently reported gain on change in fair value of intangible digital assets reported for the three months ended September 30, 2025 would necessarily assumed to be offset by losses on change in fair value of intangible digital assets in the quarter ended December 31, 2025. We would then anticipate reducing or eliminating any tax liability in the aggregate for the full year ending December 31, 2025.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024	Change
Net Revenue
Products	$2,714,012	$4,051,087	$(1,337,075)
Services	780,250	1,258,820	(478,570)
Crypto and Related	1,908,544	—	1,908,544
Total Net Revenue	5,402,806	5,309,907	92,899

Cost of Revenue
Products	2,972,030	3,428,979	(456,949)
Services	46,458	94,852	(48,394)
Crypto and Related	53,342	—	53,342
Total Cost of Revenue	3,071,830	3,523,831	(452,001)
Total Gross Profit	2,330,976	1,786,076	544,900

Operating Expenses
Sales and Marketing	4,311,244	3,758,713	552,531
General and Administrative	8,268,702	4,632,016	3,636,686
Total Operating Expenses	12,579,946	8,390,729	4,189,217
Operating Loss	(10,248,970)	(6,604,653)	(3,644,317)

Other Income (Expense)
Interest Expense	(1,616,498)	(1,897,299)	280,801
Change in Fair Value of Intangible Digital Assets	245,841,410	—	245,841,410
Gain on Investment	—	3,421,222	(3,421,222)
Gain on Extinguishment of Debt	1,673,127	—	1,673,127
Change in Fair Value of Convertible Notes	—	8,324,198	(8,324,198)
Change in Fair Value of Warrant Liabilities	—	1,734,308	(1,734,308)
Change in Fair Value of Contingency Liability	(62,424)	457,127	(519,551)
Other (Income) / Expense	(220,960)	656	(221,616)
Total Other Expense	245,614,655	12,040,212	233,574,443
Income / (Loss) Before Income Taxes	235,365,685	5,435,559	229,930,126
Income Taxes	(49,429,916)	(9,150)	(49,420,766)
Net Income / (Loss)	$185,935,769	$5,426,409	$180,509,360

Net Income / (Loss) Per Share, Basic	$43.58	$247.40	$(203.82)

Weighted Average Common Shares Outstanding, Basic	4,236,733	21,428	$4,215,305

Net Income / (Loss) Per Share, Diluted	$43.58	$(62.42)	$106.00

Weighted Average Common Shares Outstanding, Diluted	4,236,733	228,991	4,007,742

Net Sales — Spirits Business

	Nine Months Ended September 30, (rounded to $000’s)
Total Sales - Spirits Business	2025	2024	Change
Products	$2,714,000	$4,051,000	$(1,337,000)
Services	780,000	1,259,000	(479,000)
	$3,494,000	$5,310,000	$(1,816,000)
Net sales were approximately $3,494,000 and $5,310,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1,816,000, or 34.2%, period over period.
The approximately $1,337,000 net decrease in products sales, period over period, included:

Products Sales - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Wholesale	$957,000	$1,299,000	$(342,000)
Retail	1,757,000	2,526,000	(769,000)
Third Party	—	226,000	(226,000)
	$2,714,000	$4,051,000	$(1,337,000)
•The approximately $342,000 decrease in wholesale product sales was primarily the result of reducing focus on lower margin items and the timing of orders through the wholesale channel moving between quarters.
•Retail products sales included the impact of sales of our Special Operations Salute product line with sales associated with that product line of approximately $401,000 and $974,000 for the nine months ended September 30, 2025 and 2024. The year over year approximately $769,000 decrease included is the result of the timing of orders fulfilled through the DtC retailer channel, which consisted of large load in by the retailers in the fourth quarter 2024, modest reorders in the first quarter 2025 as the retailers moved through their inventory and our reduced spend on digital advertising in 2025 as we focused on our cryptocurrency transition. A portion of the reduction in retail revenue in nine months ended September 30, 2025 versus 2024 was also from the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We reopened those locations on Mondays and Tuesdays as we approached to the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $226,000 decrease in third-party products sales was primarily a result of winding down our contracts on producing bulk whiskey for third parties in 2024 as we continue to shift our focus and resources into higher margin activities.
The approximately $479,000 decrease in net sales of services period over period included:

Services Sales - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$20,000	$124,000	$(104,000)
Retail Services	737,000	1,044,000	(307,000)
Consulting and Other	23,000	91,000	(68,000)
	$780,000	$1,259,000	$(479,000)

•The approximately $104,000 decrease in third-party production resulted from the ending of a low-margin third-party bottling contract as of January 31, 2024. The bulk of our revenue in this category included production services revenue related to a contract we had to produce a gin for a large international spirit brand owner as we made the choice to focus our time, energy and resources on higher margin activities. Lesser amounts of revenue in this category in 2024 came from contract bottling services; and third-party barrel sales and storage revenues.
•The approximately $307,000 decrease in retail services was the result of the reduction of hours in some of our brick and mortar retail locations as we made the decision to close some locations on Mondays and Tuesday to reduce labor expenses on our slowest retail sales days during the quarter. During the same period in 2024 our retail locations were open seven days per week. We reopened those locations on Mondays and Tuesdays as we approached the Memorial Day holiday to take advantage of higher summer foot traffic.
•The approximately $68,000 decrease in consulting fees was related to TBN projects as we saw the successful completion and opening of the Stillaguamish project in October 2024 and we moved the announced Coquille and Tonto Apache projects that were in the planning phase into the construction phase in preparation for openings in late 2025 and early 2026.
Net Revenues - Crypto and Related Business

	Nine Months Ended September 30, (rounded to $000’s)
Total Revenues - Crypto and Related	2025	2024	Change
Blockchain rewards / Validator business	$1,909,000	$—	$1,909,000
	$1,909,000	$—	$1,909,000
(See description of Self Staking and Third-Party Validator Commissions in the three month period discussion above). Net revenues were approximately $1,909,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $1,909,000, or 100%, period over period. There were no comparable revenues in 2024 as we began recognizing staking and validator revenues on September 18, 2025. For the nine months ended September 30,2025, substantially all Crypto and Related Revenue related to Self-Staking
Cost of Sales — Spirits Business
Cost of sales were approximately $3,018,000 and $3,524,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $506,000, or 14.4%, period over period. Cost of Sales for the nine months ended September 30, 2025 included approximately $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized in the nine months ended September 30, 2025 for production employees compared to no such award recognition in 2024. Removing the $121,000 in non-cash share-based compensation from the cost of the sales indicates the adjusted cost of sales for the spirits business from an inputs and other overhead perspective was $627,000 less than the same period over period, or a reduction of 17.8%.

	Nine Months Ended September 30, (rounded to $000’s)
Cost of Sales - Spirits Business	2025	2024	Change
Products	$2,972,000	$3,429,000	$(457,000)
Services	46,000	95,000	(49,000)
	$3,018,000	$3,524,000	$(506,000)
The approximately $457,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $599,000 to approximately $1,176,000 for the nine months ended September 30, 2025, from approximately $1,775,000 for the nine months ended September 30, 2024, and an increase in unabsorbed overhead of approximately $142,000 to approximately $1,796,000 as of September 30, 2025 from approximately $1,654,000 as of September 30, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2025 relative to 2024. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of sales decreased by approximately $49,000 to approximately $46,000 for the nine months ended September 30, 2025 from approximately $95,000 for the nine months ended September 30, 2024 primarily resulting from our ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Sales - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$1,176,000	$1,775,000	$(599,000)
Overhead – Unabsorbed	1,796,000	1,654,000	142,000
	$2,972,000	$3,429,000	$(457,000)

Components of Products Cost of Sales - Spirits Business	Nine Months Ended September 30,
	2025	2024	Change
Product Cost (from inventory)	39.6%	51.8%	(12.2)%
Overhead – Unabsorbed	60.4%	48.2%	12.2%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 60.4% and 48.2% for the nine months ended September 30, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $457,000 decrease in net products cost of sales period over period is further detailed as follows:

Cost of Sales Products Sales - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$651,000	$928,000	$(277,000)
Spirits – Retail	446,000	549,000	(103,000)
Spirits – Third Party	—	134,000	(134,000)
Merchandise and Prepared Food	79,000	164,000	(85,000)
Unabsorbed Overhead	1,796,000	1,654,000	142,000
	$2,972,000	$3,429,000	$(457,000)
•The approximately $277,000 decrease in wholesale product cost of sales to approximately $651,000 for the nine months ended September 30, 2025 compared to approximately $928,000 for the nine months ended September 30, 2024 was primarily the result of fewer cases being produced as we continued our shift in focus from low margin wholesale products into high margin DtC products.
•The decrease to $0 in third-party production costs in 2025 is due to no such activity in the nine months ended September 30, 2025.
•Our unabsorbed overhead, which is a measure of our capacity relative to our current utilization, increased by approximately $142,000 to approximately $1,796,000 for the nine months ended September 30, 2025 compared to approximately $1,654,000 for the nine months ended September 30, 2024. The unabsorbed overhead expense indicates our underutilization of current production capacity as we move away from low-margin, high volume products into higher margin products. Unabsorbed overhead includes approximately $2,000 in product inventory write downs and adjustments in the nine months ended September 30, 2025 compared to approximately $79,000 in the nine months ended September 30, 2024. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
Cost of Sales — Crypto and Related Business
Cost of sales were approximately $53,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $53,000 or 100%, period over period. Cost of sales consisted primarily of technology platform expenses, external engineering support, consulting services, and blockchain transaction fees related to crypto operating activities. There were no comparable cost of sales in 2024 as we began recognizing staking and validator revenues and incurring related cost of sales once our validator services was operational on September 18, 2025.

	Nine Months Ended September 30, (rounded to $000’s)
Cost of Sales - Crypto and Related	2025	2024	Change
Crypto and Related expenses	$53,000	$—	$53,000
	$53,000	$—	$53,000
Gross Profit - Spirits Business
Gross profit was approximately $476,000 and $1,786,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $1,310,000, or 73.3%, period over period, and included:

Total Gross Profit - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Products	$(257,000)	$622,000	$(879,000)
Services	733,000	1,164,000	(431,000)
	$476,000	$1,786,000	$(1,310,000)

Total Gross Margin - Spirits Business	Nine Months Ended September 30,		Change
	2025	2024
Products	(9.5)%	15.4%	(24.8)%
Services	94.0%	92.5%	1.5%
	13.6%	33.6%	(20.0)%
It is important to note that the approximately $(257,000) in Products Gross Profits, and the resulting low Gross Margin of (9.5)%, is after layering in the approximately $1,796,000 in unabsorbed overhead costs. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026.
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead - Whiskey Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $1,539,000 and $2,276,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of approximately $737,000, or 32.4%, period over period, and included:

	Nine Months Ended September 30, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products	$(257,000)	$622,000	$(879,000)
Add Back: Unabsorbed Overhead	1,796,000	1,654,000	142,000
Products Gross Profit Excluding Unabsorbed Overhead	1,539,000	2,276,000	(737,000)
Services	733,000	1,164,000	(431,000)
Total Gross Profit Excluding Unabsorbed Overhead	$2,272,000	$3,440,000	$(1,168,000)

	Nine Months Ended September 30,
Total Gross Margin - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products	(9.5)%	15.4%	(24.8)%
Add Back: Unabsorbed Overhead	66.2%	40.8%	25.3%
Products Gross Margin Excluding Unabsorbed Overhead	56.7%	56.2%	0.5%
Services	94.0%	92.5%	1.5%
Total Gross Margin Excluding Unabsorbed Overhead	65.0%	64.8%	0.2%
Gross Margin excluding unabsorbed overhead of 65.0% for the nine months ended September 30, 2025 compared to 64.8% for the same period in 2024 shows consistent performance, and remains a solid improvement compared to the 55.6% we reported for the full year 2024, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis - Spirits Business
Gross Margin numbers above are based on the total sales for the nine months ended September 30, 2025 and 2024 as follows:

Total Sales - Spirits Business	Nine Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Products	$2,714,000	$4,051,000	$(1,337,000)
Services	780,000	1,259,000	(479,000)
	$3,494,000	$5,310,000	$(1,816,000)
•Gross margin was approximately 13.6% and 33.6% (65.0% and 64.8%, excluding unabsorbed overhead) for the nine months ended September 30, 2025 and 2024, respectively, based upon total net sales of approximately $3,494,000 and $5,310,000, respectively. As we add more Special Operations Salute sales via online channels, and look to restart digital advertising we expect to see our overall gross margin increase. Likewise, as we add more states into our wholesale distribution channel focused solely on high-margin items, rather than any low-margin well vodka in those states, we expect to see additional margin increases. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026 and overall gross profit and gross margin to improve.
•Gross margin for Products of (9.5)% (56.7% excluding unabsorbed overhead) for the nine months ended September 30, 2025 compared to 15.4% (56.2% excluding unabsorbed overhead) for the nine months ended September 30, 2024 are inclusive of low margin production contracts we ended in 2024, the significant amount of unabsorbed overhead we booked (which drags down gross margin based on the amount of unused capacity in our system), and approximately $185,000 in product inventory write downs in the nine months ended September 30, 2025 compared to approximately $102,000 in product inventory write downs and adjustments in the nine months ended September 30, 2024. As we work to shed some of our excess capacity and overhead, and as we increase our sales of higher margin items, we expect this Products gross margin to increase significantly (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit — Crypto and Related Business
Gross profit was approximately $1,855,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $1,855,000, or 100%, period over period, and included:

Total Gross Profit - Crypto and Related	Nine Months Ended September 30,		Change
	2025	2024
Crypto and Related	$1,855,000	$—	$1,855,000
	$1,855,000	$—	$1,855,000

Total Gross Margin - Crypto and Related	Nine Months Ended September 30,		Change
	2025	2024
Crypto and Related	97.2%	—%	97.2%
	97.2%	—%	97.2%
It is important to note that there were no comparable cost of sales in 2024 as we began recognizing staking and validator revenues and incurring related cost of sales upon beginning our validator service on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers above are based on the total revenues for the nine months ended September 30, 2025 and 2024 as follows:

Total Revenues - Crypto and Related	Nine Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Blockchain rewards / Validator business	$1,909,000	$—	$1,909,000
	$1,909,000	$—	$1,909,000
•Gross margin was approximately 97.2% and 0% for the nine months ended September 30, 2025 and 2024, respectively, based upon total net revenues of approximately $1,855,000 and $0, respectively.
Sales and Marketing Expenses
Sales and marketing expenses were approximately $4,310,000 for the nine months ended September 30, 2025 compared to approximately $3,760,000 for the nine months ended September 30, 2024. This approximately $550,000 increase included:

Sales and Marketing Expense	Nine Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Expense	$2,159,000	$2,074,000	$85,000
Personnel - Share-Based Compensation	647,000	—	647,000
Tasting Room	63,000	109,000	(46,000)
Leases and Rentals	653,000	542,000	111,000
Sales and Marketing Expenses	243,000	356,000	(113,000)
Other	545,000	679,000	(134,000)
	$4,310,000	$3,760,000	$550,000

•The approximately $647,000 of personnel - share-based compensation in the nine months ended September 30, 2025, for which there was no such expense in the comparable nine months ended September 30, 2024 included; $511,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the Three and Nine Month Periods ended September 30, 2025 and 2024), plus additional RSU grants recognitions of $136,000.
•The approximately $46,000 decrease in tasting room expenses was the result of decrease in spending.
•The approximately $134,000 decrease in other sales and marketing expenses stems from decreased deals, discounts, rebates and incentives offered to wholesale distributors for low margin products and the ending of a contract for an outside sales consultant as of December 31, 2024.
General and Administrative Expenses
General and administrative expenses were approximately $8,294,000 for the nine months ended September 30, 2025, compared to approximately $4,632,000 for the nine months ended September 30, 2024. This approximately $3,662,000 increase included:

General and Administrative Expense	Nine Months Ended September 30, (rounded to $000’s)		Change
	2025	2024
Personnel - Cash Wages and Related Non-Cash Expense	$1,887,000	$1,611,000	$276,000
Personnel - Share-Based Compensation	1,810,000	—	1,810,000
Recruiting and retention	(5,000)	18,000	(23,000)
Professional Fees	1,077,000	1,028,000	49,000
Professional Fees - Share-Based Compensation	212,000	—	212,000
Leases and Rentals	430,000	447,000	(17,000)
Depreciation	700,000	785,000	(85,000)
Other	1,846,000	743,000	1,103,000
Other - Share-Based Director Fees	337,000	—	337,000
	$8,294,000	$4,632,000	$3,662,000
•The approximately $276,000 increase in wages and related expenses was primarily the result of wage increases.
•The approximately $1,810,000 of personnel - share-based compensation in the nine months ended September 30, 2025, for which there was no such expense in the comparable nine months ended September 30, 2024 included; $1,286,000 grant of matching non-cash RSU compensation related to deferred compensation. (See Notes 2 and 7 of our condensed consolidated financial statements for the Three and Nine Month Periods ended September 30, 2025 and 2024), plus additional RSU grants employee recognitions of $525,000.
•The approximately 49,000 decrease in professional fees expense was primarily the result of fewer audit fees recognized in the nine months ended September 30, 2025 compared to the same nine months ended September 30, 2024, which included audit service fees related to our 2024 IPO preparation totaling $221,000.
•The approximately $212,000 of non-cash share-based compensation Professional fees expense recognized in the nine months ended September 30, 2025, for which there was no such expense in the comparable nine months ended September 30, 2024 was for RSU awards granted to outside consultants in lieu of cash.
•The approximately $17,000 decrease in leases and rentals was primarily the result of moving from a large warehouse in Eugene, Oregon to a smaller warehouse starting in January 2025.
•The approximately $1,103,000 increase in other general and administrative expenses included accumulative smaller changes in utilities, travel, general insurance, public company related insurance and other administrative expenses, including board compensation. Public company related directors and officers insurance, increased public company expenses and public company board expenses were not incurred during the nine months ended September 30, 2024 as we had not completed our IPO until November 2024.

•The approximately $337,000 of non-cash share-based compensation other - director fees expense recognized in the nine months ended September 30, 2025, for which there was no such expense in the comparable nine months ended September 30, 2024 was for RSU awards granted to directors in lieu of cash.
Beginning in late 2023 we began exploring other funding options, including an initial public offering. While the costs directly associated with this activity were capitalized and deferred to the balance sheet to be recognized as a cost of the transaction upon a successful completion or other disposition, we also incurred certain other expenses related to preparing for the transaction that did not directly qualify for capitalization and deferral, such as the preparation of audited consolidated financial statements, and certain expenses for valuation and other financial services. On November 25, 2024, we successfully completed our initial public offering and recognized approximately $2,368,000 of deferred offering expenses as a cost of the transaction.
Interest Expense
Interest expense decreased by approximately $281,000 to approximately $1,616,000 for the nine months ended September 30, 2025, compared to an expense of approximately $1,897,000 for the nine months ended September 30, 2024. The decrease in interest expense, period over period, included: approximately $275,000 in Property Lease Interest and, an approximately $491,000 decrease in other interest expense, primarily as a result of the settlement of the Silverview loan in August 2025. Additionally, Factoring and Channel Partner loans were paid in 2024 precipitating a decrease of interest of approximately $87,000.
Gain on Extinguishment of Debt
In conjunction with the settlement of the Silverview loan in August 2025 approximately $2,611,000 was recognized as gain on settlement. The approximately $12,620,000 in principal and interest due on the loan was paid with approximately $7,046,000 in cash and 200,000 warrants (with a value of approximately $2,964,000).
Gain on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a gain of approximately $245,841,000 for the nine months ended September 30, 2025 (based on a closing price on September 30, 2025 of $8.54 per $IP Token), compared to $0 for the nine months ended September 30, 2024, as we began recognizing fair value adjustments on $IP Tokens in the current quarter. The gain was primarily attributable to favorable market movements in the quoted price of $IP Tokens held for investment, including approximately $275,699,823 related to tokens acquired in the quarter and remeasured at higher fair values. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations.
Income Taxes
As of September 30, 2025 we recorded a provision for income taxes (of 21%) and a deferred income tax liability of $49,426,794 based on its year to date net income before income taxes. In recording the deferred tax liability, we fully reserved against our net operating loss carryforwards, not assuming the use of any of our accrued loss carryforwards at this time. We are awaiting the completion of a Section 382 net operating loss (“NOL”) review to determine to what extent past NOLs can be used moving forward, and if so, how much and over what period of time they can be used. As of December 31, 2024,we had $61,234,307 in federal net operating loss carryforwards, some or all of which could be used to offset the currently booked net income to reduce any possible tax liability. The need for the Section 382 review was triggered by the August 15, 2025 PIPE’s size and total number of new shares issued relative to our previously outstanding shares of common stock and the ownership changes thereof. We anticipates the Section 382 report will be finalized prior to year end, which would allow for a full year tax and NOL reconciliation taking into account the $IP Token’s value as of December 31, 2025 and any resulting gain or loss to be recognized based on that final price.
While we believe some amount of the NOLs will be available to use in the future, since the amount cannot yet be quantified, we have elected to fully reserve against the use of any such tax benefits at this time. Further, the net income and the resulting tax for the three and nine months ended September 30, 2025 is based on the fair value of $8.54 per $IP Token as of September 30, 2025. Given the closing price of the $IP token of $3.32 subsequent to September 30, 2025 (at the close of November 13, 2025), the currently reported gain on change in fair value of intangible digital assets reported for the nine months ended September 30, 2025 would necessarily assumed to be offset by losses on change in fair value of intangible digital assets in the quarter ended December 31, 2025. We would then anticipate reducing or eliminating any tax liability in the aggregate for the full year ending December 31, 2025.

SELECTED FINANCIAL INFORMATION
The following table sets forth a summary of our historical financial data as of the dates indicated. The balance sheet data as of December 31, 2024 and 2023 has been derived from our audited consolidated financial statements. The balance sheet data as of September 30, 2025 has been derived from our unaudited interim condensed consolidated financial statements included elsewhere in this filing. The unaudited interim condensed consolidated financial statements were prepared on the same basis as our audited consolidated financial statements. In our opinion, such financial statements include all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information for those periods. The summary financial data should be read with the financial statements and the accompanying notes included in this filing. In addition, the summary financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this filing.

	As of September 30, 2025	As of December 31,
		2024	2023
Balance Sheet Data:
Cash	$185,953	$453,162	$76,878
Long-term Intangible Assets – Restricted Digital Assets	455,648,074	—	—
Long-term Operating Lease Right-of-Use Assets, net	2,797,808	3,303,158	3,658,493
Total assets	482,778,372	28,000,026	26,268,232
Current liabilities	10,355,545	13,811,514	62,848,642
Long-term liabilities	51,990,431	13,396,745	6,842,046
Total liabilities	62,345,976	27,208,259	69,690,688
Additional Paid-in-Capital	308,612,299	74,925,180	31,421,953
Total stockholders’ equity/(deficit)	420,432,396	791,767	(43,422,456)

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
The following table presents a reconciliation of GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the three and nine months ended September 30, 2025 and 2024. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Three Months Ended September 30, (rounded to $000’s)		Nine Months Ended September 30, (rounded to $000’s)
Gross Profit Analysis Excluding Unabsorbed Overhead	2025	2024	2025	2024
GAAP Total Net Sales	$1,081,000	$1,774,000	$3,494,000	$5,310,000
GAAP Gross Profit	$(23,000)	$642,000	$476,000	$1,786,000
GAAP Gross Profit Additions/(Deductions):
Unabsorbed Overhead	728,000	482,000	1,796,000	1,654,000
Adjusted Gross Profit excluding unabsorbed overhead	$705,000	$1,124,000	$2,272,000	$3,440,000
GAAP Gross Margin	(2.1)%	36.2%	13.6%	33.6%
Adjusted Gross Margin excluding unabsorbed overhead	65.2%	63.4%	65.0%	64.8%
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
In an ideal scenario, a producer would be at 100% utilization and producing high margin items exclusively. Knowing this, we are examining operations, assets and our existing real estate footprint to drive better utilization and reduce overhead with the goal of driving down unabsorbed overhead and decreasing unused asset capacity.

The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, (rounded to $000’s)		Nine Months Ended September 30, (rounded to $000’s)
EBITDA Analysis	2025	2024	2025	2024
Net Income / (Loss)	$196,264,000	$(3,433,000)	$185,936,000	$5,426,000
Add (Deduct):
Income Tax	49,427,000	—	49,430,000	9,000
Interest Expense	498,000	662,000	1,616,000	1,897,000
Depreciation and Amortization	262,000	$329,000	570,000	655,000
EBITDA	$246,451,000	$(2,442,000)	$237,552,000	$7,987,000
Change in Fair Value of Intangible Digital Assets	(245,841,000)	—	(245,841,000)	—
Gain on Extinguishment of Debt	(1,673,000)	—	(1,673,000)	—
Change in fair value of convertible notes	—	(29,000)	—	(8,324,000)
Change in fair value of warrant liabilities	—	721,000	—	(1,734,000)
Change in Fair Value of Contingency Liability	62,000	—	62,000	(457,000)
Investment (Gain) / Loss	—	—	—	(3,421,000)
Adjusted EBITDA	$(1,001,000)	$(1,750,000)	$(9,900,000)	$(5,949,000)
Liquidity and Capital Resources
We have prepared our condensed consolidated financial statements assuming we will continue as a going concern. While we have incurred net losses and have incurred net losses and experienced negative cash flows from operations since our inception as we have invested in equipment, location buildout, inventory buildout (including laying down barrels of whiskey for aging) and marketing to grow our presence and brands,our August 15, 2025 PIPE transaction fundamentally changed and improved our asset base, resulted in greatly reduced debts and liabilities, improved our liquidity profile substantially and afforded us the opportunity to initiate our new validator segment, which will generate ongoing recurring revenue from staking activities.At September 30, 2025, we had outstanding aged payables to vendors in the aggregate amount of approximately $3.1 million, inclusive of accrued amounts to service providers who were providing services to us related to our 2024 IPO, along with $0 in secured debt and $2.6 million in unsecured debt. In connection with our recent private placement offering, we reached agreements with our aged vendors that accounted for the bulk of our outstanding payables, along with negotiated payments to our senior secured creditors of cash and prefunded warrants in exchange for elimination of the debt owed to them. The result was an overall reduction in our outstanding current and long-term payables, and secured and unsecured debt, of $19.3 million at the close of the private placement offering. We also renegotiated with our two largest real estate landlords to use less space in exchange for reduced rent on our two most expensive properties starting in August and September 2025. The result of the paydown in payables and debt, along with the reduction in rents, equates to more than $2 million in annual rent and interest savings, or approximately $200,000 per month in less spend, thereby reducing our cash burn significantly.
In addition, in September 2025, we established our $IP Token validator system to begin earning yield from the staking of a significant portion of our 53.2 million $IP Tokens. While our validator operations are in their early stages, we are receiving significant and regular recurring revenue from those services based on the current Story Network activity and the value of the $IP Token in the market. While blockchain activities and market pricing dynamics are always subject to change, if the current trends hold, the amount of revenue we earn each month from validator activities is expected to be sufficient to offset our cash burn for operations with funds left over to acquire more $IP Tokens or to roll the tokens earned as part of our validator efforts back into the validator to create a compounding effect. If nothing were to change in terms of blockchain activity and token pricing, we expect to see our going concern issues resolved as we would have the ability to demonstrate both access to liquid assets to cover expenses and growth and the ability to generate significant income at high margin on a regular basis in excess of expenses as they come due.
Line of Credit and Debt Agreements
In April 2020, we were granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan could only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan could be forgiven if the proceeds are used in accordance with the terms of the program within the eight or 24-week measurement period. The loan terms required the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, our bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2021, the forgiveness was partially rescinded by the SBA and we recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in PPP debt. Under the terms of the PPP loan, we have also recorded interest on the PPP loan at the rate of 1%, for a total of $124,229 as of September 30. We are currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that we have 18-24 months to repay the PPP loan. Following the date of the forgiveness, the remaining principal balance of the PPP loan of $2,269,456 is expected to be repaid in the next 12 months with our general assets.
As part of our acquisition of Thinking Tree Spirits we inherited a HUD/City of Eugene loan with a balance of $389,875. We have since paid down $85,058 of that loan, leaving a balance of $304,817 at September 30, 2025. That loan is scheduled to be paid off by May 1, 2028 unless paid off sooner. It carries an annual interest rate of 5%
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	For the Nine Months Ended September 30, (rounded to $000’s)
	2025	2024
Net Cash Used in Operating Activities	$(7,822,000)	$(6,228,000)
Net Cash Provided by Investing Activities	(20,947,000)	(27,000)
Net Cash Provided by Financing Activities	29,990,000	6,210,000
Net increase / (decrease) in cash	$1,222,000	$(45,000)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025 and 2024, net cash used in operating activities was approximately $(7,822,000) and $(6,228,000), respectively, resulting primarily from net income / (loss) of approximately $185,936,000 and $5,426,000, respectively. During the nine months ended September 30, 2025 and 2024, approximately $(2,238,000) and $583,000, respectively, of cash was (used) / generated by changes in operating account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $(191,330,000) and $(12,238,000) in the respective periods.
The approximately $(191,330,000) of changes in operating account balances of operating assets and liabilities for the nine months ended September 30, 2025 consisted primarily of approximately: $832,000 of depreciation expense; $304,000 of non-cash amortization of operating lease right-of-use assets; $481,000 of loss on disposal of property and equipment; and $(905,000) of non-cash interest expense primarily associated with our notes payable.
The approximately $(12,238,000) of changes in operating account balances of operating assets and liabilities for the nine months ended September 30, 2024 included approximately: $984,000 of depreciation expense; $365,000 of non-cash amortization of operating lease right-of-use assets; $(8,324,000) of loss on change in fair value of convertible notes; and $313,000 of non-cash interest expense primarily associated with our notes payable, offset by: $3,421,000 of gain on change in fair value of investment; and $1,734,000 of gain on change in fair value of warrant liabilities.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2025 and 2024, net cash provided by (used in) investing activities was approximately -$20,947,000 and $(27,000), respectively, related primarily to the purchase of property and equipment, net of amounts related to proceeds from sale of assets.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was approximately $29,990,000 and $6,210,000, respectively. The cash proceeds received in the nine months ended

September 30, 2025 were primarily comprised of approximately: $730,000 from the sale of common stock under the ELOC; $2,917,000 from the sale of Series B Preferred Stock (and warrants for the first two non-ELOC Investor subscriptions); offset by repayment of notes payable of $7,821,000. The cash proceeds received in the nine months ended September 30, 2024 of approximately $6,210,000 were related to approximately: proceeds from convertible notes of $3,656,000 (of which approximately $1,100,000 was from a related party); $695,000 proceeds from notes payable; offset by deferred transaction costs associated with our IPO of $23,000; and repayment of notes payable of $139,000.
Supplemental Cash Flow Information
During the nine months ended September 30, 2025, supplemental cash flow activity included approximately: $911,000 of cash paid for interest expense; $(201,000) of right-of-use assets obtained in exchange for new operating lease liabilities; and $0 of unpaid property and equipment additions. For the nine months ended September 30, 2024, supplemental cash flow activity included approximately: $1,585,000 of cash paid for interest expense; and $290,000 of unpaid deferred transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024 included elsewhere in this filing.
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
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the nine months ended September 30, 2025 or 2024.
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
Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
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
There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 31, 2025, CFGI, LLC (“CFGI”) commenced a litigation against us in the Superior Court, Suffolk County, Massachusetts asserting claims arising under a November 1, 2022 written engagement letter agreement whereby CFGI agreed to provide financial, accounting and tax consulting services to us. CFGI alleged that, while we made some payments under the amended agreement, CFGI was, at the time of commencement of the litigation, owed approximately $730,000, plus interest.
On July 30, 2025, the parties entered into a settlement agreement whereby we paid $500,000 in full satisfaction of all amounts owed to CFGI and the litigation was dismissed with prejudice.

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
During the quarter ended September 30, 2025 did not have any sales of unregistered securities that we have not reported in our filings under the Exchange Act.,
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The Exhibits listed in the Exhibit Index are filed as part of this quarterly report on Form 10-Q. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	November 26, 2024
3.2	First Amendment to Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	June 27, 2025
3.3	Second Amendment to Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	September 29, 2025
3.4	Third Amendment to Second Amended and Restated Certificate of Incorporation of Heritage Distilling Holding Company, Inc.	8-K	001-42411	3.1	October 31, 2025
3.5	Amended and Restated Bylaws of Heritage Distilling Holding Company, Inc.	10-Q/A	001-42411	3.3	August 18, 2025
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1/A	333-279382	3.8	October 3, 2024
3.7	Certificate of Designations, Preferences, Powers and Rights of the Series B Convertible Preferred Stock	8-K	001-42411	3.1	January 24, 2025
3.8	Certificate of Amendment to the Certificate of Designations, Preferences, Powers and Rights of Series B Convertible Preferred Stock	S-1	333-288051	3.5	June 13, 2025
4.1	Specimen common stock certificate	S-1/A	333-279382	4.1	August 28, 2024
4.2	Form of Representative’s Warrant from initial public offering	8-K	001-42411	4.1	November 26, 2024
4.3	Form of outstanding restricted stock units issued under the 2019 Plan prior to January 1, 2024	S-1/A	333-279382	4.3	July 5, 2024
4.4	Form of outstanding restricted stock units issued under the 2019 Plan after January 1, 2024	S-1/A	333-279382	4.4	August 28, 2024
4.5	Form of outstanding warrants that expire in August 2028	S-1	333-279382	4.5	May 13, 2024
4.6	Form of outstanding prepaid warrants with no expiration date	S-1	333-279382	4.6	May 13, 2024
4.7	Form of outstanding warrants that expire in June 2029	S-1/A	333-279382	4.7	July 5, 2024
4.8	Form of warrants that will expire on the 24 month, 42 month, and 60 month anniversaries of November 25, 2024	S-1/A	333-279382	4.8	October 25, 2024
4.9	Form of Common Warrant that expires November 21, 2029	8-K	001-42411	4.2	November 26, 2024
4.10	Form of outstanding warrants that expires April 1, 2028	10-K	001-42411	4.10	April 28, 2025
4.11	Form of outstanding warrants that expires February 21, 2030	POS-AM	333-284509	4.11	May 7, 2025
4.12	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 18, 2025
4.13	Form of Advisory Warrant	8-K	001-42411	4.2	August 11, 2025
4.14	Form of Placement Agent Warrant	8-K	001-42411	4.3	August 11, 2025

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
4.15	Form of Exchange Warrant (exchange of Series B Preferred Stock)	S-1/A	333-289870	4.15	October 16, 2025
10.1	Loan Agreement, dated as of March 29, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.1	May 13, 2024
10.2	Amendment No. 1 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-279382	10.2	May 13, 2024
10.3	Amendment No. 2 to Loan Agreement, dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1/A	333-279382	10.9	October 3, 2024
10.4	Amendment No. 3 to Loan Agreement dated as of September 9, 2021, by and among Silverview Credit Partners, LP, as agent for the lenders, the financial institutions and other institutional investors from time-to-time party thereto as lenders, Heritage Distilling Company, Inc., as borrower, and Heritage Distilling Holding Company, Inc.	S-1	333-284509	10.4	January 27, 2025
10.5	2019 Equity Incentive Plan#	S-1	333-2793852	10.4	May 13, 2024
10.6	2024 Equity Incentive Plan#	S-1/A	333-279382	10.5	August 28, 2024
10.7	First Amendment to the Heritage Distilling Holding Company, Inc. 2024 Equity Incentive Plan	8-K	001-42411	10.1	June 27, 2025
10.8	Second Amendment to the Heritage Distilling Holding Company, Inc. 2024 Equity Incentive Plan	8-K	001-42411	10.1	September 22, 2025
10.9	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.10	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 25, 2024
10.11	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.12	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.13	Form of August 2025 Series B Preferred Stock Exchange Agreement	S-1/A	333-289870	10.21	October 16, 2025
10.14	Securities Purchase Agreement dated as of January 23, 2025 by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.1	January 24, 2025
10.15	Registration Rights Agreement dated as of January 23, 2025, by and between Heritage Distilling Holding Company, Inc. and C/M Capital Master Fund, LP	8-K	001-42411	10.2	January 24, 2025

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.16	Form of Subscription Agreement, dated as of August 11, 2025, between the Company and each Subscriber (as defined therein)	8-K	001-42411	10.1	August 11, 2025
10.17	Form of Amendment to Subscription Agreement, dated as of August 15, 2025, between Company and each Subscriber (as defined therein)	8-K	001-42411	10.1	August 18, 2025
10.18	Form of Registration Rights Agreement, dated as of August 11, 2025, between the Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025
10.19	Placement Agency Agreement, dated as of August 11, 2025, among the Company, Cantor Fitzgerald & Co. and Roth Capital Partners, LLC	8-K	001-42411	10.3	August 11, 2025
10.20	Employment Agreement dated October 1, 2025 by and among the Company and Justin Stiefel	8-K	001-42411	10.1	October 3, 2025
10.21	Employment Agreement dated October 1, 2025 by and among the Company and Jennifer Stiefel	8-K	001-42411	10.2	October 3, 2025
10.22	Employment Agreement dated October 1, 2025 by and among the Company and Michael Carrosino	8-K	001-42411	10.3	October 3, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: November 17, 2025	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

Date: November 17, 2025	By:	/s/ Michael Carrosino
Michael Carrosino Chief Executive Officer Principal Financial Officer and Principal Accounting Officer