Form 10-K
period 2025-12-31
IP STRATEGY HOLDINGS, INC.
filed 2026-04-14
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-42411
______________________________________

IP STRATEGY HOLDINGS, INC.
______________________________________
(Exact name of registrant as specified in its charter)

Delaware	83-4558219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9668 Bujacich Road, Gig Harbor, Washington	98332
(Address of Principal Executive Offices)	(Zip Code)
(253) 509-0008
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	IPST	The NASDAQ Stock Market LLC
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
Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates of the registrant was $5,087,728 based upon the closing price of $8.14 per share of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2025.
The number of shares of the registrant’s common stock outstanding as of March 31, 2026 was 10,283,427.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Report.
III

i

PART I
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:
•risks related to our acceptance, acquisition, holding, use or disposal of Story $IP Tokens (“$IP Tokens”) or other cryptocurrencies, including how the pricing volatility of such cryptocurrencies may affect our balance sheet or profit or loss;
•our ability to manage our $IP Tokens and to create additional revenue as a validator of $IP Tokens or by staking $IP Tokens;
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
•our ability to successfully execute our growth strategy, including continuing our expansion in our Tribal Beverage Network and direct-to-consumer sales channels;
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

Item 1. Business
Overview
We operate a diversified business centered on digital asset–based infrastructure and intellectual property (“IP”) management, supplemented by a legacy craft spirits operating segment. In August 2025, we consummated a $220 million offering of our pre-paid stock purchase warrants in which we acquired 53.2 million $IP Tokens for our digital asset treasury. The $IP Token is the native utility token of the Story Network, a decentralized layer 1 blockchain that allows network participants to register, license and enforce IP assets. Our strategic focus involves the continued growth of our validator services using our $IP Tokens to generate yield and the possible future acquisition, management, and monetization of IP that can add value to our balance sheet and deliver more revenue and yield.
We are among the largest corporate holders of $IP Tokens, and we actively deploy these holdings to generate yield and service revenue through validator operations. We view our $IP Token holdings as productive assets that support transaction validation, network security, and IP-centric economic activity across the Story ecosystem. We established our validator business in September 2025 to allow us to derive yield and revenue from our large $IP Token holdings. A cryptocurrency validator is like a digital “notary” or “referee” in a blockchain network. Its job is to check that transactions on the network are real and follow the network rules. Validators also are randomly selected to propose a new block of transactions to be added to the blockchain. When a participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in the same cryptocurrency that is evidenced by the blockchain. In the case of the Story Network, these fees are denominated in $IP Tokens. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the Story Network automatically issues $IP Tokens as rewards to validators that successfully propose a block. We have elected to continue operating our own validator services rather than to “delegate” our $IP Tokens to third-party validation service providers.
In parallel with our digital asset management operations, we continue to operate a streamlined spirits business through our Heritage Distilling Company subsidiary that markets and sells award-winning craft whiskeys and select flavored spirits. Over the past year, we have taken a number of steps to reduce the costs associated with, and increase the revenue from, our spirits segment and, as a result, our spirits business is becoming increasingly asset-light and is focused on wholesale distribution, direct-to-consumer (“DtC”) sales, and the expansion of our Tribal Beverage Network (“TBN”) through licensing, royalties, and management agreements.
Our Operating Segments
IP Management Infrastructure
Our digital asset–based infrastructure and IP management strategy is intended to bring value to our stockholders in the following ways:
•We operate a number of validator nodes on the Story Network, including new nodes established under our custody arrangement with Crypto.com, that are used to stake our own $IP Tokens. In a proof-of-stake network, such as the Story Network, validators earn incremental tokens from their efforts in securing the network and validating transactions. Third parties can also delegate $IP Tokens to our validator node on the Story Network for which we typically earn a 5% commission on the staking rewards earned by such third parties, which amount is subject to change in our discretion at any time and from time to time. At December 31, 2025, third parties had delegated 2,387,391.98 $IP Tokens to our validator, none of which had yet been migrated to our new validator set up under our custody arrangement at Crypto.com. Any incremental $IP Tokens we earn in our validator operations are treated as revenue for us under GAAP and provide us an additional source of liquidity.
•We plan to strategically and opportunistically engage in the issuance of our securities in the capital markets, which may include the issuance of equity, convertible debt or other securities, to raise capital in an accretive fashion for the benefit of our stockholders to purchase and hold additional $IP Tokens.
•We stake the majority of the $IP Tokens in our treasury to earn a staking yield and turn our treasury into a productive asset. At December 31, 2025, we were staking approximately 81.8% of the $IP Tokens in our treasury. In the first quarter of 2026, we began moving a majority of our $IP Tokens to third-party custodians that will allow us to continue our validator efforts and to stake our $IP Tokens under longer-term contracts to increase yield. Unless we need to sell $IP Tokens to cover operating expenses, we generally intend to keep those $IP Tokens staked going forward. We do not currently hedge our $IP Tokens and do not currently have plans to hedge our $IP Tokens or otherwise engage in decentralized finance activities. Any future hedging or decentralized finance activities we undertake will be subject to approval by the Technology and Cryptocurrency Committee of our Board and, if material in amount or scope, will be publicly disclosed.
•In September 2025, the Technology and Cryptocurrency Committee of our Board approved our sale of covered call options using less than 2% of the total amount of $IP Tokens we own. On January 6, 2026, the Board increased this authorized amount to 3 million $IP Tokens, which on such date represented approximately 5.6% of the $IP Tokens in our treasury. We sell 30-day covered call options that can be exercised if the price of the $IP Token in the market reaches a price that is 20% to 50% above the $IP Token price at the time the option is sold. To date, we have been earning monthly yields averaging approximately 4% (nearly 60% annually on a compounded basis) while still owning the $IP Tokens underlying such options until such time as the price of the $IP Token in the open market reaches the call threshold.
•At December 31, 2025, 99% of our digital asset reserves consisted of $IP Tokens, with the reminder of such assets held in USDC and a small amount of $ARIA tokens (a layer 2 token that allows for fractional ownership of music rights built on the Story layer 1 blockchain) we acquired in late 2025. We do not intend to dedicate any of our treasury-allocated capital to other digital assets outside of those in the Story ecosystem. We may strategically purchase additional $IP Tokens from time to time, including through over-the-counter transactions and strategic partnerships, which could provide gains for our stockholders.
•We may sell our $IP Token holdings, whether on the open market, through block trades or in other negotiated transactions, for various reasons and at various times, which may include to raise cash for the repurchase of shares of our common stock when our Board believes such repurchases will result in the creation of accretive value for our stockholders and at such times when it is legally permissible to do so. We may also sell unlocked $IP Tokens or $IP Tokens earned from our validating efforts in the market under certain market conditions to build cash reserves, to acquire IP assets, to grow or launch a new product or service, or to cover ongoing expenses.
There can be no assurance, however, that the value of $IP Tokens will increase, and investors should carefully consider the risks associated with digital assets. See “Risk Factors — Risks Related to Our Cryptocurrency Treasury Reserve Strategy and $IP Tokens” for additional information.
Our Cryptocurrency Treasury Reserve Policy
On August 15, 2025, we adopted an amended treasury reserve policy that sets out our treasury management and capital allocation strategies. The objectives of this policy include the following:
•fulfilling our goal of pursuing an accumulation strategy with respect to $IP Tokens;
•satisfying our liquidity needs;
•implementing fiduciary control of our cash and investments; and
•maximizing our investment performance within the policy’s parameters and subject to market conditions.
In the policy, our Board has delegated to our Chief Investment Officer and the Technology and Cryptocurrency Committee of our Board responsibility for overseeing the management of our investment portfolio, which includes:
•overseeing the execution of our reserve management activities and the implementation and enforcement of the policy;
•evaluating and approving decisions pertaining to our treasury reserve management (such as amounts, timing, and pricing of acquisitions and dispositions of $IP Tokens and staking or the use of $IP Tokens in decentralized finance protocols); and
•providing updates to the Board and management regarding management of our treasury reserves and implementation of the policy.
Our Chief Investment Officer and the Technology and Cryptocurrency Committee may delegate duties related to the management of our treasury reserves to other personnel within our company or to third-party asset managers as they deem appropriate so long as such officer and committee maintain responsibility for overseeing the performance of such delegated duties and for approving purchases and dispositions of treasury reserve assets.
The policy further provides that $IP Tokens will serve as our primary treasury reserve asset on an ongoing basis, with our primary investment strategy to be focused on maximizing exposure and value accruals related to $IP Tokens. This includes, but is not limited to, staking of $IP Tokens and the operation of a validator for $IP Tokens, and additionally may include other cryptocurrencies, cash or other assets that are required or useful for our activities in connection with our reserve strategy. However, $IP Tokens (including staked $IP Tokens) will at all times comprise at least 95% of our treasury reserves and we do not intend to dedicate any of our treasury-allocated capital to other digital assets other than USDC or others within the Story ecosystem. Furthermore, we view our $IP Token holdings as long-term holdings and expect to continue to accumulate $IP Tokens over time. We have not set any specific target for the amount of $IP Tokens we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings, capital-raising or other activities to purchase additional $IP Tokens. Our $IP Token strategy is generally expected to involve, from time to time, subject to market conditions, (i) issuing equity, debt or other securities or engaging in other capital-raising transactions with the objective of using the net proceeds to purchase $IP Tokens, (ii) acquiring $IP Tokens with our liquid assets that exceed our working capital requirements, and (iii) the purchase of IP-related assets that produce cash on a regular basis and that can be registered on the Story Network, such as music or video catalogue rights. In the event we raise additional capital, our intention is to deploy the vast majority of those proceeds to purchase $IP Tokens in the open market in order to further support our staking and validator activities, subject to any terms that may be negotiated as part of such capital raises, and to begin to expand our income-generating holdings to include IP assets that generate cash flow, such as music or video catalogue rights. However, as of the date of this report, we have no specific plans or agreements in place for any capital-raising transaction or for the purchase of additional $IP Tokens or IP rights catalogues in the open market or through negotiated transactions.
Without the prior written approval of the Technology and Cryptocurrency Committee of our Board or the approval of our Board as a whole, we may not dispose of any of the 53.2 million $IP Tokens that we acquired in August 2025. We plan to sell $IP Tokens only as needed to meet operational cash flow requirements, to acquire IP-related assets, or to repurchase shares of our common stock. In addition, except for the sale of covered call instruments on $IP Tokens, we do not currently plan to hedge our $IP Token holdings or use our $IP Tokens as collateral for loans, and we do not otherwise expect to engage in decentralized finance activities with our $IP Tokens, as we expect over time to stake at least 90% of the $IP Tokens that we hold in connection with our validator business. Moreover, any future hedging or decentralized finance activities that we undertake will be subject to approval by the Technology and Cryptocurrency Committee of our Board or our Board as a whole.
While we do not have a formal fork or airdrop policy, in the event of a “fork” of the blockchain underlying the Story Network resulting in two distinct chains with duplicative holdings on each such chain, we would analyze the distinct chains created by the fork to determine whether one chain would be more valuable than the other, and we may determine to sell the $IP Tokens from one chain in order to purchase additional $IP Tokens on the chain we believe will be more successful. In the event we receive tokens in an airdrop (i.e., a distribution of digital assets other than $IP Tokens), we would evaluate whether such airdropped $IP Tokens are more likely to accrue value outside of our core $IP Tokens treasury. We cannot confirm how we will react to any particular fork or airdrop; however, we plan to disclose our decision regarding any fork or material airdrop periodically after such decisions are made.
Our Staking Program
Pursuant to our treasury strategy, in September 2025, we began using the vast majority of our $IP Tokens in our treasury reserve to generate a return through various opportunities, with the most significant portion being allocated to our staking program. We began our staking efforts of our $IP Tokens in late September 2025 after several weeks of incremental testing. Our validator operations were launched following Board-level approval of a comprehensive security and information security framework and were funded from our existing resources, with costs limited to AWS hosting and security monitoring, none of which are material to our financial position. The primary challenges associated with validator operations are maintaining uptime and ensuring resilience against protocol-level slashing. We mitigate these risks through redundancy, continuous monitoring, and defense-in-depth security controls. Currently, all staked $IP Tokens we hold are staked to our own validator nodes on the Story Network in our own custody accounts and in third-party custodied accounts.
In early December 2025, we established a new validator under a custodian account held at Crypto.com, to which account we moved 1 million $IP Tokens from our own wallet for testing on the new validator. In December 2025, we also established new custody arrangements with Bitgo.com and Kraken to give us flexibility and diversity for our future staking operations. We began the process of moving nearly all of our $IP Tokens to our custodied validators in first quarter of 2026; however, we have not yet determined the final amounts or percentages of our $IP Tokens that will be allocated to each custodial account. By moving $IP Tokens to third-party custodian accounts where we can stake our $IP Tokens under longer-term contracts, we expect to receive substantially increased yield. We plan to continue evaluating additional custody arrangements with new custodians as our staking program progresses.
The Story Network penalizes bad behaviors by validators (specifically, double-signing blocks and downtime) by slashing out a fraction of their staked tokens. If a validator double signs for a block, the validator will get slashed 5% of its tokens and get permanently jailed, which is also referred to as “tombstoned.” If a validator is offline for too long and misses 95% of the last 28,800 blocks, the validator will get slashed 0.02% of its tokens and get jailed. A validator will also get jailed after self-undelegation if the validator’s remaining self-delegation amount is smaller than the minimum self-delegation. A jailed validator cannot participate in the consensus and earn any rewards; however, a jailed validator can unjail itself after a cooldown time, which is currently set at ten minutes. After ten minutes, the validator can call Story’s staking contract to unjail itself if its stake is more than the minimum stake amount (1,024 $IP Tokens), after which it can participate in the consensus again if it is still within the top 64 validators. One of our validator nodes incurred a slashing event during an early testing phase of our validator and prior to our validator being fully funded. That event did not have a material impact on the number of $IP Tokens or other assets we hold, and no additional slashing event or penalty has occurred with respect to our validator since that time. To date, our validators have been running at greater than 99.98% uptime.
The Story Network currently offers incremental staking rewards for $IP Tokens staked in a longer-term smart contract. To increase the yield on our $IP Tokens, beginning in December 2025, we have been transitioning our $IP Tokens to third-party custodied staking as mentioned above, and we have updated our staking strategy to begin allocating approximately 15% of our $IP Token holdings to long-term staking with up to an 18-month deactivation period, which provides us with rewards that are greater than the rewards associated with $IP Tokens staked in a flexible staking arrangement. In connection with the “activating” and “exiting” processes of $IP Token staking, any staked $IP Tokens will be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that we manage.
Process of Staking and Liquidity Management. Our Chief Investment Officer, members of our management team and the members of the Technology and Cryptocurrency Committee of our Board have periodic meetings to evaluate treasury operations, including the staking of our $IP Tokens. Based on these meetings, management determines the allocation of the $IP Token treasury to the staking program and, if we were to engage with outside validators, would determine the amount of the allocation of $IP Tokens to each validator, in an effort to ensure that no single third-party validator has such a large percentage of our stake that it represents concentration risk.
If we determine to reduce the amount of the $IP Tokens dedicated to the staking program or change the allocation of $IP Tokens, we will initiate an unstaking process and notify the validator of the change, which would effectively reverse the delegation of the $IP Tokens from the applicable validator node. $IP Tokens have a cooldown period known as the “deactivation period,” which is the time it takes for the unstaked $IP Tokens to become fully liquid. During this period, the tokens are not actively earning rewards, but they are also not yet available for transfer or use. The length of this period can vary based on network conditions but is generally 14 days. Once the deactivation period is complete, we will be able to transfer the $IP Tokens as determined by management.
Our staking program involves the temporary loss of the ability to transfer or otherwise dispose of our staked $IP Tokens. Under normal conditions, we will regain this ability over our unstaked $IP Tokens within 14 days of initiating the unstaking. However, there can be no guarantee that such process will result in our regaining complete control of our $IP Tokens in time to satisfy our current obligations. We maintain a certain amount of liquid $IP Tokens in our treasury and a certain amount of cash to ensure that we are able to satisfy our current obligations.
$IP Tokens and the Story Network
$IP Tokens are a digital asset that is used to record operations of the Story Network, a decentralized network of computers. Unlike many blockchain platforms that evolved from financial use cases, the Story Network was conceived from the outset as infrastructure for media, entertainment and creative rights ecosystems. The $IP protocol was initially launched in 2025 to address limitations in existing networks for digital rights tracking and interoperability. The network’s development is currently stewarded by Story Foundation, an independent organization that supports open-source development, validator coordination and grants for ecosystem projects. While certain entities such as Story Foundation have influence over the Story Network’s development and governance (which was particularly true during the network’s early years), no single entity owns or operates the Story Network, the infrastructure of which is collectively maintained by a decentralized validator base. The Story Network allows the exchange of $IP Tokens, which are recorded on the Story Network. The $IP protocol and related $IP Tokens can be used to pay for computational services on the Story Network, to mint or manage digital rights objects, or to transfer value in network-native transactions. These tokens can also be exchanged for fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual over-the-counter transactions.
The Story Network and the related smart contracts in the Story Protocol permissibly allow any individual user or entity to create applications or programs that record their operations on the blockchain. Similarly, users are able to permissionlessly interact with such decentralized applications, subject to any restrictions implemented by the application developer. Using these programs, users can create decentralized applications covering a variety of categories and subsectors, including games, marketplaces, AI agents and many more.
In order to own, transfer or use $IP Tokens directly on the Story Network, a person generally must have internet access to connect to an access point on the Story Network and set up a third-party wallet, which is the software that safeguards a user’s key pair (public key plus secret key). $IP Token transactions may be made directly between end-users without the need for an intermediary. To transact on the Story Network, a user, typically through an application such as a wallet or smart contract, will broadcast the transaction to the current leader, who will organize the transactions into shards before the network processes and validates such transactions. Using cryptography and its proof-of-stake consensus mechanism, the Story Network can come to a shared state of the network in a decentralized fashion and without a centralized leader.
Prior to transacting on the Story Network, a user generally must first install on its computer or mobile device a software program that will allow the user to generate a private and public key pair such as a wallet. The wallet also enables the user to connect to the Story Network, interact with decentralized applications, and transfer or swap $IP Tokens with other users or applications.
Each user has its own key pair that is stored in such software, like a wallet. To receive $IP Tokens in a peer-to-peer transaction, the $IP Token recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the $IP Tokens. The recipient, however, does not make public or provide to the sender its private key (though the network can still verify the validity of the signature — i.e., that it was signed by the holder of the private key — using cryptography). As we migrate our $IP Tokens to custodied accounts, we will maintain private keys in compliance with their custodian account protocols. We will also use physical keyfobs and two-factor authenticator apps to access the custody accounts. For $IP Tokens we hold outside of our custodied accounts, we maintain all of the private keys and we do not currently have insurance that would cover any loss of those $IP Tokens from those non-custodied accounts. $IP Tokens held in custodied accounts are covered against loss only to the extent of the insurance coverage limits provided by the custodians.
Story Network validators record and confirm transactions when they validate and add blocks of information to the Story Network blockchain. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Story Network to which the new block is being added. The validator becomes aware of outstanding, unrecorded transaction requests through peer-to-peer data packet transmission and distribution discussed above.
Upon the addition of a block of $IP Token transactions, the Story Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Story Network blockchain and reflect an adjustment to the $IP Token balance in each party’s Story Network public key, completing the $IP Token transaction. Once a transaction is confirmed on the Story Network blockchain, it is irreversible.
Validators
In proof-of-stake, validators risk or stake coins or tokens to be randomly selected to validate transactions and are rewarded for performing their responsibilities and behaving in accordance with protocol rules. Malfunctions that cause validators to go offline and, in turn, inhibit them from performing their duties can result in financial penalties. Any malicious activity, such as making incorrect attestations or otherwise violating protocol rules, may result in lower rewards or the lost opportunity to gain rewards. The penalty varies depending on the type of offense and correlation to potential offenses by other validators.
Validators are typically professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers receive a fee comprised of a protocol-generated reward and transaction fees for transactions included in the validated block. The Story Network protocol splits fees into two components: a base cost and priority fee. The base cost is removed from circulation, or “burned”, and the priority fee is paid to validators. Additionally, certain actions by validators and delegators require one $IP Token to be burned. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or “MEV.” For example, in blockchain networks that facilitate decentralized finance (DeFi) protocols in particular, such as the Story Network, users may attempt to gain an advantage over other users by offering greater transaction fees.

Validators less commonly capture MEV in the Story Network because, unlike the Ethereum network, the Story Network does not publicly expose transactions before they are accepted by a validator.
Staking rewards on the Story Network are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active stake in the network. The rewards are funded by inflationary issuances of new tokens and transaction fees collected on the network. The specific amount each validator and staker receives depends on, among other things, their share of the total stake, the validator’s uptime and performance, and the overall network conditions.
Staking rewards on the Story Network are variable and are not static. Reward rates fluctuate based on several factors, including (i) the length of the staking lock-up period selected by token holders, (ii) the total amount of tokens staked across the network at any given time, and (iii) overall network activity levels. As of December 31, 2025, the range of current staking rewards displayed on the Story Network staking dashboard (available at https://staking.story.foundation/) was approximately 5.88% to 11.76%. The historical range of staking rewards on the Story Network has varied due to differing levels of network congestion and protocol parameters. The actual annualized reward rate has fluctuated over time, reflecting changes in network activity, inflation rates and protocol adjustments.
Staking rewards on $IP Tokens are distributed at regular intervals. At the end of each epoch, with one epoch being roughly two days, the reward is calculated. The reward is automatically distributed at the beginning of the subsequent epoch. This regular reward frequency ensures that participants receive their share of rewards in a timely manner, reflecting their contribution to network security and transaction validation.
Use of Custodians and Storage of $IP Tokens
We currently self-custody the vast majority of our 53.2 million $IP Tokens, but we have begun the process of moving our $IP Tokens into third-party custodied accounts. In early December 2025, we established a new validator under a custodian account held at Crypto.com, to which account we moved 1 million $IP Tokens from our own wallet for the testing of our new validator. In December 2025, we also established new custody arrangements with Bitgo.com and Kraken to give us flexibility and diversity for our future staking operations. We plan to move nearly all of our $IP Tokens to these custodians for our validator program in the first quarter of 2026, the mix of which is yet to be determined. In doing so, we will then be able to stake our $IP Tokens under longer-term contracts to increase yield. We have implemented strict governance protocols to ensure security of the assets we hold. We will continue to evaluate our current custodians’ financial positions, insurance coverage, terms, level of service and security practices and, using such criteria, we will continue to evaluate other potential custodians in the market.
Overview of Crypto.com
Crypto.com refers to the digital asset platform and related businesses operated by Crypto.com (including Foris DAX Asia Pte. Ltd., a Singapore-based private company and its affiliates), which provide cryptocurrency trading, brokerage, payment, and related services to retail and institutional clients worldwide. Founded in 2016, Crypto.com serves millions of users on its exchange and financial services products and operates in multiple jurisdictions subject to varying regulatory requirements.
Custody and Regulatory Framework. Crypto.com provides institutional digital asset custody services through its affiliated trust company, Crypto.com Custody Trust Company, a trust entity chartered under the laws of the State of New Hampshire and regulated as a qualified custodian by the New Hampshire Banking Department. This trust company currently holds and administers digital assets on behalf of eligible institutional clients and high-net-worth clients in the United States and Canada.
In October 2025, Crypto.com filed an application with the U.S. Office of the Comptroller of the Currency (“OCC”) to obtain a National Trust Bank Charter, which would, if granted, allow it to operate as a federally-regulated trust bank specializing in fiduciary, custodial and related services for digital assets under a unified federal banking framework.
Our Custody Arrangement with Crypto.com. On November 8, 2025, we entered into a Custodial Services Agreement with Crypto.com to hold our digital currency (the “Crypto.com Agreement”). The term of the Crypto.com Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. We pay Crypto.com a monthly digital asset storage fee based upon the market value of the assets in storage. Our custody agreement with Crypto.com is terminable by us or Crypto.com on 30 days’ notice as a result of a breach of the Crypto.com Agreement or upon 60 days’ notice by either party for any reason, and may be suspended by Crypto.com if we breach the terms of use or services or in response to legal or regulatory requirements. Crypto.com reported that it maintains a $320,000,000 insurance policy against loss, theft and misuse.

Overview of Kraken
Kraken is a global digital asset platform operated by a group of affiliated entities under the “Kraken” brand, including Payward, Inc. and its subsidiaries, which provide digital asset trading, brokerage, staking, and related services to retail and institutional clients in multiple jurisdictions. Kraken is not a public company, and its operations are subject to evolving regulatory frameworks in the United States and internationally.
Kraken Custody and Banking Services. Institutional digital asset custody services are offered through Kraken Financial, a Wyoming-chartered Special Purpose Depository Institution (“SPDI”) bank operated by Payward Financial, Inc. d/b/a Kraken Financial. Kraken Financial is a state-regulated bank authorized under Wyoming law to provide digital asset custody services and to act as a qualified custodian for certain institutional clients.
Kraken Financial is distinct from Kraken’s exchange and trading platforms, which are operated by separate affiliates and are not banks. Client assets custodied by Kraken Financial are held in segregated accounts and are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”).
Our Custody Agreement with Kraken. On December 18, 2025, we entered into a Custodial Services Agreement with Kraken to hold a percentage of our digital currency (the “Kraken Agreement”). The term of the Kraken Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. We pay Kraken a monthly digital asset storage fee based upon the market value of the assets in storage, with no minimum monthly fee. The Kraken Agreement is terminable by either us or Kraken on 30 days’ notice as a result of a breach of the Kraken Agreement and may be suspended by Kraken if we violate the intended use of the account, if we breach the terms of use or services or in response to legal or regulatory requirements. Kraken reported that it maintains a $100,000,000 policy against loss, theft and misuse.
Overview of BitGo
BitGo refers to the digital asset infrastructure and financial services business operated by BitGo Holdings, Inc., a Delaware corporation headquartered in Palo Alto, California. BitGo provides institutional digital asset custody, settlement, staking, wallet services, and related infrastructure to institutional clients globally.
Custody and Banking Services. Institutional custody and regulated digital asset services are offered through BitGo Bank & Trust, National Association (“BitGo Bank & Trust”), a national trust bank chartered and regulated by the OCC. BitGo Bank & Trust is a wholly-owned subsidiary of BitGo Holdings, Inc. and operates under a federal bank charter that authorizes it to provide custody and safekeeping of digital assets and certain non-deposit financial assets under applicable federal fiduciary and non-fiduciary authorities.
BitGo Bank & Trust’s national charter permits the firm to offer regulated digital asset custody services across the United States under a uniform federal supervisory regime, reducing the need for state-by-state licensing and enhancing regulatory clarity for institutional clients. Activity is subject to federal governance, capital, compliance, and risk-management standards applicable to national trust banks.
Our Custody Agreement with BitGo.com. On December 5, 2025, we entered into a Custodial Services Agreement with BitGo to hold our digital currency (the “BitGo Agreement). The term of the BitGo Agreement is for three years with successive one-year renewals unless prior notice of non-renewal is given by either party. We pay BitGo a monthly digital asset storage fee based upon the market value of the assets in storage with a minimum monthly fee of $100. The BitGo Agreement is terminable by either us or BitGo on 30 days’ notice as a result of a breach of the BitGo Agreement and may be suspended by BitGo if we violate the intended use of the account or due to a change in the applicable law, litigation or bankruptcy. BitGo maintains a $250,000,000 insurance policy against loss, theft and misuse.
Custodied Storage of Our Digital Assets
Our custodians are responsible for safekeeping all of the $IP Tokens held by them that are not otherwise staked on our validators. We are moving toward having our $IP Tokens held at multiple custodians to reduce the risk of a single failure and we will continue to review further diversification with additional custodians as our Treasury grows. The custodian accounts are all opened by us, segregating our assets into an individual custodian account owned by us. Access is monitored and controlled by us using established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets or onto a validator. The assets go through our custodians’ trust companies, which are regulated federally or by the state in which the trust company is organized or incorporated.
Private keys are generated by the custodian in key generation ceremonies at secure locations using offline devices that have never been connected to a network. Private keys are generated according to detailed procedures using specialized offline devices and within these secure facilities to mitigate risk of hacks, errors or other unintended external exposure. Key ceremony processes are highly controlled, require segregation of duties across multiple parties and are reviewed and witnessed by designated oversight personnel. Thorough validations and signoffs are performed to verify the integrity and security of key generation ceremonies.
Intellectual Property on the Story Network
Like some other blockchain networks such as Ethereum and Solana, the Story Network supports the deployment of smart contracts, that is, programmatic code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. However, while networks such as Ethereum and Solana support general-purpose smart contracts, the Story Network is expressly designed for intellectual property content-centric use cases, with a protocol architecture optimized for representing ownership, permissions and usage rights associated with digital works. These contracts can encode license terms, manage royalty flows, register authorship claims or facilitate composability among digital assets (e.g., songs sampled in a remix or images used in a larger work). This allows for a wide range of creative, legal and commercial relationships to be modeled and automated on-chain. For example, an artist uploading a music track to the Story protocol could use a smart contract to automatically register the song’s metadata, set licensing permissions for remixes, and specify that derivative works must automatically send a portion of their revenue back to the original creator via on-chain settlement. This creates an environment that is intended to facilitate developers and creators creating decentralized applications (“DApps”) catering to creative industries.
Development of technology on the Story Network that can further these intended outcomes includes tools for registering and timestamping original works, minting non-fungible tokens that represent licensed intellectual property with attached usage terms, creating composable derivative assets with traceable lineage, and facilitating decentralized creator groups to manage collective rights and royalty structures.
While the Story Network explores on-chain intellectual property registration and enforcement, it is important to acknowledge it is still experimental in nature. The legal status of assets registered on the network has not been tested or recognized by courts or regulatory bodies in any jurisdiction. For example, registration of authorship on the Story Network has not been recognized to constitute registration with the U.S. Copyright Office or confer the statutory benefits associated with such filings. Likewise, while smart contracts may automate licensing or royalty flows among participants, their enforceability under traditional contract law remains uncertain. As a result, the protocol’s intellectual property protections currently operate as private ordering mechanisms within the network, rather than as legally-binding instruments recognized by national or international intellectual property regimes.
As of March 31 2026, more than 50 DApps have been deployed to the Story Network, spanning categories such as digital publishing, music rights management, creative royalty distribution and collectible media. While other blockchains have supported similar use cases, the Story Network aims to provide first-class support for rights-based digital assets, including digital rights transactional recording and dispute resolution, reducing legal and technical overhead for creators.
Initial Creation of $IP Tokens and $IP Tokens Supply
Unlike other digital assets such as Bitcoin, which are solely created through a progressive mining process, one billion $IP Tokens were initially created in connection with the launch of the Story Network. Of those tokens, approximately 75% were issued, subject to lockup agreements, at initial creation. The protocol is designed to release a number of additional $IP Tokens per year as validator rewards, which is subject to change based on utilization of the network. The supply of $IP Tokens is also reduced when the base fee for transactions is burned. A net of approximately 25.5 million $IP Tokens have been created and released by the protocol for validator rewards (net of $IP Tokens burned) since its inception. Additionally, certain actions by validators and delegators require one $IP Token to be burned.
The initially-created one billion $IP Tokens were allocated as follows:
Ecosystem and Community: approximately 384 million $IP Tokens, or 38.4% of the initial supply, was allocated towards promoting ecosystem growth and community development by supporting developers, community members, and users of the Story Network across product development, education, events, grants, service providers and other activities.
Initial Incentives: 100 million $IP Tokens, or 10% of the initial supply, was allocated to be disbursed as rewards to incentivize the growth of the Story ecosystem, across multiple seasons.
Story Foundation: 100 million $IP Tokens, or 10% of the initial supply, was allocated to Story Foundation to support its team, educational services, product development and educational efforts related to the Story Network.

Early Backers: approximately 216 million $IP Tokens, or 21.6% of the initial supply, was retained by investors in the initial development project to compensate for their early efforts in the development of the Story Network.
Core Contributors: 200 million $IP Tokens, or 20% of the initial supply, was allocated to be used as compensation for team members contributing to the development of the Story protocol.
The tokens in the Ecosystem and Community, Story Foundation, Early Backers and Core Contributors allocations were subject to a staged lock-up release of up to 4 years, with monthly unlocks. The tokens in the Early Backers and Core Contributors categories had an initial partial release starting 12 months after the token launch in February 2025, which has since been extended to 18 months. The current circulating supply of unlocked tokens is approximately 352 million tokens, which includes the unlocked portion of the initial supply plus staking rewards that have been generated since February 2025.
Modifications to the Story Network
The Story Network is open-source and community-governed. Its development is overseen by Story Foundation and supported by core developers and independent contributors. These stakeholders can propose protocol upgrades, but adoption requires widespread acceptance among validators and users, consistent with decentralized governance norms.
The release of updates to the Story Network’s source code does not guarantee that the updates will be automatically adopted. As with other blockchain protocols, proposed upgrades are implemented only if a critical mass of validators and participants update their software. Users and nodes must accept any changes made to the Story source code by downloading a software implementation of the proposed modification. A modification of the Story Network’s source code is only effective with respect to the Story Network users that download it. If a modification is accepted only by a percentage of users and validators, a division in the Story Network may occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, as a practical matter, a modification to the source code becomes part of the Story Network only if accepted by participants collectively having at least a consensus of the processing power on the Story Network as defined by the protocol.
The Story Foundation approved in late January 2026 and announced publicly on February 2, 2026 a set of governance changes aimed at strengthening the long-term health of the Story Layer 1 blockchain. These updates adjusted staking mechanics and emissions by reducing rewards tied to locked tokens and lowering staking thresholds and fees. The intent of these changes was to better align incentives toward active participants, improve economic sustainability, and support the continued development of Story’s IP-centric and AI-driven use cases.
On February 2, 2026, the Story Foundation also announced changes to the $IP Token unlock schedule pursuant to which the next scheduled unlock of certain locked $IP Tokens held by team members, investors and insiders was delayed by approximately six months and moved to August 13, 2026. These changes did not affect the total supply, allocations or ownership rights of such $IP Tokens, but they slowed the near-term token issuances to reduce market pressure and support a more stable token economy as the network grows.
Recent development efforts have focused on enhancing scalability, content traceability and intellectual property licensing tools to support a broader ecosystem of creative rights management tools.
$IP Token Value
The value of $IP Tokens is determined by the value that various market participants place on $IP Tokens through their transactions. The most common means of determining the value of an $IP Token is by surveying one or more digital asset trading platforms on which $IP Tokens are traded publicly and transparently (e.g., Coinbase, Binance, Bybit, Upbit, etc.). Additionally, there may be over-the-counter dealers or market makers that transact in $IP Tokens. According to Coinbase.com, as of December 31, 2025, the total market capitalization of the current circulating supply of $IP Tokens was $589.0 million. From February 13, 2025 (the date $IP Tokens first became available on digital asset trading platforms) through March 31, 2026, the price of $IP Tokens, as reported by Coinbase.com, ranged from a low of $0.516 to a high of $14.908.
Digital Asset Trading Platform Public Market Data
On each online digital asset trading platform, $IP Tokens are traded with publicly-disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or the euro or by the widely-used cryptocurrencies, Bitcoin and Ethereum. Over-the-counter dealers or market makers do not typically publicly disclose their trade data.

Craft Spirits
Our craft spirits segment includes the production, marketing, licensing, and sale of a diverse line of award-winning craft super-premium whiskeys and premium-flavored whiskeys, under our owned and licensed brands, with a focus on wholesale distribution, DtC sales, and the expansion of our Tribal Beverage Network (TBN) through licensing and royalty arrangements. For a decade we received the most craft distiller awards from the American Distilling Institute than any other craft distiller in North America, in addition to receiving numerous Best of Class, Double Gold, and Gold medals in a broad range of national and international competitions. While we compete with more than 3,000 active craft distilleries in the United States, we believe we are differentiated from our competitors by scale, award recognition, innovation, and distribution strategy.
At the end of 2025, in an effort to reduce the costs and increase the operating margins of this operating segment, we made the decision to transition to an asset light strategy whereby we began to reduce the number and types of spirits products we offer and emphasize margin expansion through premium and super-premium products, affinity-driven branding, and diversified go-to-market channels that reduce our reliance on high-touch point-of-sale retail operations and shelf-space-constrained wholesale distribution alone.
Brand Portfolio and Product Innovation
We offer a diversified portfolio of super-premium whiskeys and premium-flavored whiskey products:
•1st Special Forces Whiskey & Salute Series: In 2015, we launched 1st Special Forces Whiskey, a premium brand positioned towards active-duty military, retired military, military families, and others supportive of the armed forces in the Pacific Northwest, where the 1st Special Forces Group is stationed at Joint Base Lewis McChord. We have produced seven blends of Special Forces Whiskey annually since 2015, and a portion of the sales proceeds of this brand are donated by us to special forces charities annually. We are expanding this concept to the multiple Special Forces groups across the country with a greater emphasis on distribution in more states and direct to consumer shipping through our e-commerce platform. Our new Salute Series line of whiskeys consists of various bottlings branded for U.S. military branches and first responders. Since late 2023, the Salute Series has sold over 30,000 bottles, generating more than $2.0 million in revenue and approximately $2.8 million in retail brand value. Limited releases are priced between $95 and $145 per bottle.
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
•Flavored Whiskey Leadership: In 2017, we created and launched Flavored Bourbon, a bourbon flavored with brown sugar and cinnamon. It quickly grew into one of the fastest-growing flavored whiskeys in the Pacific Northwest and was named “World’s Best Flavored Whiskey” in 2018 and 2019 by Whiskey Magazine in London. In 2020, we sold a majority interest in the brand to an industry group and retained a significant minority position. Following on the success of the Flavored Bourbon brand, and after examining the market, we created Cocoa Bomb chocolate whiskey, a premium flavored whiskey that was tested in a limited distribution in the Pacific Northwest in 2022 and first rolled out for wholesale expansion in 2023. In February 2025 and 2026, Cocoa Bomb was recognized as the “Best Flavored Whiskey in the United States” by Whiskey Magazine, and in March 2025, Cocoa Bomb was also named “World’s Best Flavored Whiskey” at Whiskey Magazine’s global competition. This was the fourth time we have won these prestigious awards in the flavored whiskey category for the United States and the third time globally.
•Stiefel’s Select Aged Whiskey: While we were producing the whiskey products described above, we were aging additional whiskey with the goal of creating bottles of single-barrel selections with specific flavor profiles to appeal to the growing “bourbon hunter” demographic — a subset of whiskey drinkers who seek out small batch and unique high-quality whiskeys. Unlike many new brands entering the premium craft whiskey and bourbon category that rely on sourced liquid for all or a portion of their blends, we produce and age all of our products in-house for our Stiefel’s Select line. This allows us to leverage our experience and our innovative distillation methods while taking advantage of the Pacific Northwest’s unique climate to produce aged whiskeys that are authentic to our name and of the highest quality. Depending on the particular product, ingredients are blends of corn, rye, malted barley, unmalted barley, peated malt and wheat. Once aged in heavy-charred American Oak barrels, the finished product is bottled at 94 to 100 proof. Future releases could also include barrel-strength releases to be priced at the high end of the super-premium range. Each barrel is bottled, hand labeled, and hand numbered with sequentially-numbered bottles. All whiskeys under this brand are aged at least four years and are selected based on stringent tasting protocols we developed. Aged whiskeys are priced at super-premium prices and are frequently supply-constrained due to market demand and the time required to produce these products.
Sales and Distribution
Our growth strategy for the sale and distribution of our spirits products focuses on three primary initiatives:
•Direct-to-Consumer Sales. We sell spirits directly to consumers online where legally permitted, utilizing a three-tier-compliant third-party platform that enables shipment of our products to 46 states, covering approximately 96.8% of the U.S. population. DtC sales provide higher margins, enable direct consumer relationships, and allow us to collect actionable data related to the geography, demographics, and product preferences of our customers. This data supports targeted marketing, repeat purchasing, and product development while also strengthening wholesale launches in key markets by creating consumer pull-through.
•Wholesale. Wholesale distribution remains the most efficient channel for scaled volume growth. We focus our wholesale distribution on premium and super-premium products that improve revenue per case and margins. We distribute through major national wholesalers, including Southern Glazer’s Wine & Spirits and Republic National Distributing Company, and selectively through regional beer networks in certain states. We supplement our distributor efforts with a targeted internal sales team that is focused on account execution, education, and the generation of demand.
•Tribal Beverage Network (TBN). We have developed our Tribal Beverage Network in collaboration with Native American tribes following the 2018 repeal of a federal prohibition on spirits production on tribal lands. Under this model, in the typical TBN collaboration, our tribal partners will construct and own Heritage-branded micro production hubs and Heritage-branded stores and tasting rooms on tribal lands and we will receive development fees and ongoing royalties on gross sales through licenses we grant to use our brands, products, recipes, programs, IP, new product development, on-going compliance and other support.
As of December 31, 2025, there were 532 tribal casinos across 29 states, generating approximately $44 billion in annual revenue. We estimate that approximately 250 locations are viable candidates for participation in the TBN.
Production Strategy and Margin Expansion
In October 2025, we announced a transition to third-party contract production of our craft spirits products beginning in early 2026, accompanied by significant reductions in fixed overhead and headcount. These actions are expected to materially reduce our unabsorbed overhead per case, improve gross margins, and positively impact the net income of our spirits segment, while maintaining brand quality and supply reliability.
Additionally, excess supplies of Kentucky bourbon inventories, now exceeding approximately 16.1 million barrels, compared to a historical average of 3.8 million, has significantly reduced wholesale barrel pricing. This decline is expected to materially lower our input costs for premium whiskey, creating a favorable arbitrage opportunity as we scale our Salute Series and certain other whiskey brands.
Competition
Competition for $IP Tokens. Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While $IP Tokens have enjoyed some success in their limited history, the aggregate value of outstanding $IP Tokens is much smaller than that of Bitcoin and many other digital assets, and may be further eclipsed by the more rapid development of other digital assets. In addition, a number of other blockchain-based or digital asset-oriented protocols also function as intellectual property rights management systems, including Audius, LBRY and Royal.io.
Spirits Segment Competition. The alcoholic beverage industry is intensely competitive, with significant competition from global spirits companies, craft producers, and emerging non-alcoholic alternatives. Key competitive factors include innovation speed, brand differentiation, packaging, pricing, access to distribution, and marketing investment.

Large global players increasingly acquire successful craft brands, validating the category while intensifying competition. We believe our advantages include our award-validated quality, diversified channels, premium focus, affinity-based branding, and our proprietary tribal collaboration model that is difficult to replicate.
Regulatory Matters
Along with our distributors, retail accounts and ingredients and packaging suppliers, we are subject to extensive regulation in the United States by federal, state and local government authorities with respect to registration, production processes, product attributes, packaging, labeling, storage and distribution of the craft spirits we produce. When we work with tribes, we are also subject to certain tribal requirements.
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
We have contracted with a third party to manage our regulatory licensing and renewal activities. We maintain licenses that enable us to distribute our craft spirits and ready-to-drink (“RTD”) pre-mixed cocktails in multiple states and we work with third-party retailers that sell a cross-section of our premium spirits directly to consumers in 46 states via a three-tier compliant third-party firm. We currently utilize software tools that are generally available to the industry and work with our license compliance service provider to navigate and manage the complex state-by-state tax and other regulations that apply to our operations in the alcoholic beverage industry. This has enabled us to expand our operations and to grow our revenue while reducing the administrative burden of tax compliance, reporting and product registration. We plan to leverage our expertise and relationships with third-party service providers in this area to assist tribes participating in the TBN.
Alcohol-related regulation
We are subject to extensive regulation in the United States by federal, state and local laws and regulations regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Federal Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) and the Food and Drug Administration (the “FDA”). The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing spirits labeling guidelines, including input and alcohol content requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of spirits and alcoholic beverages through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well as the state laws of each state in which we sell our products. In the states in which our distilleries are located, we are subject to alcohol-related licensing and regulations by many authorities, including the state department of alcohol beverage control or liquor control. State agents and representatives investigate applications for licenses to sell alcoholic beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce state alcoholic beverages laws. We are subject to municipal authorities with respect to aspects of our operations, including the terms of our use permits. These regulations may limit the production of alcoholic beverages and control the sale of alcoholic beverages, among other elements.
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
Digital asset regulation
$IP Tokens and other digital assets are relatively novel and the application of state and federal securities laws, taxes and other laws and regulations to digital assets is unclear in certain respects. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions related to digital assets. For example, the U.S. executive branch, the Securities and Exchange Commission (“SEC”) and the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023 became law. Moreover, the regulatory status of digital asset treasury companies like us is currently uncertain. We will continue to monitor laws and regulations related to digital assets to determine any compliance changes that we need to make.
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
We have also been granted copyright registration in the first version of our website located at www.heritagedistilling.com. Information contained on or accessible through our website is not incorporated by reference in or otherwise a part of this prospectus. As a copyright exists in a work of art once it is fixed in tangible medium, we intend to continue to file copyright applications to protect newly-developed works of art that are important to our business.
We also rely on, and carefully protect, proprietary knowledge and expertise, including the sources of certain supplies, formulations, production processes, innovation regarding product development and other trade secrets necessary to maintain and enhance our competitive position.
Human Capital
As of March 31, 2026, we had 21 employees, of which one worked part-time. Of our 21 employees, we employed 14 in corporate and administrative capacities, five in marketing, sales, and e-commerce activities, and two in production, warehouse, and product development activities. None of our employees is covered by a collective bargaining agreement.
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
Seasonality
We experience some seasonality in our spirits business whereby the peak summer months and the winter holidays show a higher level of sales and consumption. However, the structure of our business and range of products in our portfolio are designed to mitigate major fluctuations. Based on historical activities, more than one-third of our annual revenue is earned in the fourth quarter of each year, and absent a major disruption or change in operations, management does not anticipate that to change in the foreseeable future.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this filing, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price. A summary of the risks discussed in greater detail in this Item 1A is as follows:
•Our operating history and evolving business make it difficult to evaluate our prospects and risks.
•We have a history of losses and may not achieve or maintain profitability in the future.
•Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our $IP Token holdings. Moreover, our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our common stock.
•Actions related to cryptocurrencies, including but not limited to, accepting, accumulating or acquiring $IP Tokens or other cryptocurrencies, and risks associated with their volatility, stability, price, utilization, adoption, recognition, regulation, taxation, storage, handling and security of transacting, holding or using such cryptocurrencies in our business, could impact our financial condition, liquidity and profitability.
•The price of $IP Tokens has been highly volatile and such volatility may adversely affect our results of operations and stock price.
•$IP Tokens and other digital assets are novel assets and are subject to significant legal, commercial, tax, regulatory and technical uncertainty, which could materially adversely affect our financial position, operations and prospects.
•In connection with our focus on $IP Tokens, we expect to interact with various smart contracts deployed on the Story Network, which may expose us to risks and technical vulnerabilities.
•There is a possibility that $IP Tokens may be classified as a “security,” which would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.
•We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets, including smart contract related losses and vulnerabilities.
•We could be materially adversely affected by health concerns such as, or similar to, the COVID-19 pandemic, food-borne illnesses, and negative publicity regarding food quality, illness, injury or other health concerns.
•We face experienced and well capitalized competition and could lose market share to these competitors.
•We could fail to attract, retain, motivate or integrate our personnel.
•We may not be able to maintain and continue developing our reputation and brand recognition.
•We could fail to maintain our company culture as we grow, which could negatively affect our business.
•Our growth strategy will subject us to additional costs, compliance requirements, and risks.
•We could fail to effectively manage our growth and optimize our organizational structure.
•There may be uncertainties with respect to the legal systems in the jurisdictions in which we operate.
•As we expand our product offerings, we may become subject to additional laws and regulations.
•We may be subject to claims, lawsuits, government investigations, and other proceedings.
•Our failure to protect or enforce our intellectual property rights could harm our business.
•Claims by others that we infringed their intellectual property rights could harm our business.

•Changes in laws relating to privacy and data protection could adversely affect our business.
•We are subject to changing laws regarding regulatory matters, corporate governance, and public disclosure that could adversely affect our business or operations.
•We could lose momentum with our TBN efforts, or fail to secure substantial numbers of new agreements, or fail to maintain the agreements we already have. As it relates to TBN, we could also see a degradation of our brand if we cannot ensure product quality and consistency throughout all locations.
•Our failure to maintain an effective system of internal control over financial reporting could adversely affect our ability to present accurately our financial statements and could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.
Risks Related to Our Financial Position and Capital Needs
We have a history of losses and our profitability may be subject to large swings in the future due to changes in the value of the $IP Tokens we own based on their value in the market.
We have a history of operating losses, including operating losses of $133,944,431 and $14,918,810 for the years ended December 31, 2025 and 2024, respectively, and have incurred net losses in each prior year since our inception other than in: 2021, the year in which we sold a controlling interest in our B S B — B rown S ugar B ourbon (“Flavored Bourbon”) brand; and 2024, when we reported a $14.0 million change in fair value of convertible notes. While we had an operating profit of $1,855,202 and net income of $196,263,893 for the three month period ended September 30, 2025 (due primarily to our recognition of crypto and other related revenues from our recently-created validator operations and staking rewards) and as a result of the increase in the fair value of our $IP Token investment, for which we recognized a $245,841,410 gain on change in fair value of intangible digital assets, we also recognized an offsetting $364,041,359 loss on change in fair value of intangible digital assets for the three months ended December 31, 2025 due to the closing price of the $IP Tokens we held at that date. Because the pricing of the $IP Token in the marketplace is volatile and subject to swings, there can be no assurance that we will continue to produce sufficient revenue from our $IP Tokens and related operations and/or spirits operations, or to recognize continued or consistent gains on our $IP Token treasury reserve, to support our costs. We must continue to generate and sustain higher revenue levels (and/or lower cost levels) in future periods to remain profitable and, even if we do, we may not be able to maintain or increase our profitability.
While we recently implemented structural changes in our spirits segment to reduce expenses and overhead, there can be no assurance that such changes will make our spirits segment profitable. In addition, we expect to continue to incur substantial gains and losses from changes in the fair value of our intangible digital assets for the foreseeable future. Our $IP Token validation revenue is also expected to fluctuate as the market value of the $IP Tokens, in which the revenue is paid, fluctuates. We expect to continue to expend substantial financial and other resources on, among other things:
•sales and marketing in our spirits segment, including expanding our direct sales organization and marketing programs, particularly for larger customers and for expanding our Tribal Beverage Network efforts;
•in our spirits segment, for the development of new formulations and enhancements of our existing brands;
•general administration, including legal, accounting and other expenses related to being a public company;
•Increases in insurance premiums related to our digital asset treasury holdings and strategy; and
•specific spirits-related wind-down expenses, equipment or tenant improvement write downs, or adjustments for retail locations we have closed or plan to close or equipment we have taken or plan to take offline as we reduce our real estate footprint, move to third-party production and work to get asset-light.
These expenditures may not result in additional revenue or the growth of our business. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.
Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our $IP Token holdings. Moreover, our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our common stock.
Our historical financial statements for the year ended December 31, 2024 do not reflect the potential variability in earnings that we experienced in the year ended December 31, 2025 or may experience in the future from holding or selling significant amounts of $IP Tokens.

The price of $IP Tokens is subject to dramatic price fluctuations and is highly volatile. For example, from February 13, 2025 (the date $IP Tokens first became available on digital asset trading platforms) through March 31, 2026, the price of $IP Tokens, as reported by Coinbase.com, ranged from a low of $0.516 to a high of $14.908. We determine the fair value of our $IP Tokens based on prices reported by Coinbase.com, and pursuant to Accounting Standards Update No. 2023-08 (“ASU 2023-08”), we are required to measure our $IP Token holdings at fair value in our statement of financial position and to recognize gains and losses from changes in the fair value of our $IP Tokens in our statement of operations each reporting period, which may create significant volatility in our reported results of operations and increase or decrease the carrying value of our digital assets, which in turn could have a material effect on the market price of our common stock. Conversely, any sale of $IP Tokens at prices above our carrying value for such assets would create a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported results of operations.
Because we intend to purchase additional $IP Tokens in future periods and increase our overall holdings of $IP Tokens, we expect that the proportion of our total assets represented by our $IP Token holdings will increase in the future. As a result, volatility in our results of operations may be significantly more than what we experienced in prior periods.
For many reasons, including those described below, our operating results, revenues, and expenses may vary significantly in the future from quarter to quarter. These fluctuations could have an adverse effect on the market price of our listed securities.
Our quarterly operating results may fluctuate, in part, as a result of:
•fluctuations in the market price of the $IP Token, of which we have significant holdings and with respect to which we expect to continue to make significant future purchases, and potential fair value changes associated therewith;
•any sales by us of our $IP Tokens at prices above or below their carrying value, which would result in our recording gains or losses upon the sale of our $IP Tokens;
•the incurrence of tax liabilities on future unrealized gains on our $IP Tokens;
•regulatory, commercial, and technical developments related to $IP Tokens or the Story blockchain, or digital assets more generally;
•the impact of war, terrorism, infectious diseases (such as COVID-19), natural disasters and other global events, and government responses to such events, on the global economy and the market for and price of $IP Tokens;
•our profitability and expectations for future profitability; and
•increases or decreases in our unrecognized tax benefits.
We base our operating expense budgets on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in our cash flow. Accordingly, we may be required to take actions to pay expenses, such as selling $IP Tokens or using proceeds from equity or debt financings, some of which could cause significant variation in our operating results in any quarter.
Based on the above factors, we believe quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our common stock may fall.
The release of lockups on outstanding $IP Tokens, and the increase in the supply of $IP Tokens in circulation, may have an adverse impact on the market price of $IP Tokens, which could adversely affect our business, financial condition and results of operations.
A substantial portion of the total number of $IP Tokens initially created has been, and will continue to be, released into circulation, which may create significant downward pressure on the market price of $IP Tokens, which, in turn could adversely affect our revenues and liquidity position.
Unlike certain digital assets that are introduced into circulation gradually through mining or similar mechanisms, one billion $IP Tokens were created at the launch of the Story Network, with approximately 75% of the $IP Tokens created initially subject to lock-up restrictions. These tokens are being released over time pursuant to predetermined vesting schedules, including monthly unlocks over periods of up to four years. In addition, validator rewards continue to introduce new $IP Tokens into circulation, resulting in a net increase of approximately 25.5 million $IP Tokens since inception (net of token burns). As of March 31, 2026, approximately 352 million $IP Tokens were in circulation.
As lock-up periods expire, including those applicable to allocations held by the initial Story Network ecosystem participants, the Story Foundation, early backers and core contributors, a significant number of $IP Tokens may become freely tradable. The release of these tokens from contractual lockups, particularly those held by early investors or insiders, could result in substantial selling activity, whether actual or anticipated. This increased supply of liquid $IP Tokens may exceed market demand and lead to sustained or accelerated declines in the market price of $IP Tokens.
A decline in the market price of $IP Tokens would have several adverse effects on our business and financial condition:
•Validator Yield Revenue Risk. Our revenues derived from validator activities are directly tied to the value of $IP Tokens earned as rewards. Although token emissions may continue, any decrease in token price would reduce the dollar value of those rewards, potentially materially impacting our revenue and profitability even if Story Network participation remains stable or increases.
•Covered Call or Other Trading Strategy Risk. We may generate income through covered call strategies involving $IP Tokens, and we may expand into other income-generating strategies in the future using our $IP Tokens. Downward price pressure, increased volatility, or shifts in implied volatility resulting from token unlock events could reduce option premiums, increase the likelihood of unfavorable exercise outcomes, or impair our ability to effectively execute such strategies. Additionally, persistent price declines of the $IP Token may limit the willingness of counterparties to engage in options transactions or reduce the available liquidity in derivatives markets tied to $IP Tokens.
•Liquidity and Treasury Risk. Our liquidity position is partially dependent on the value and marketability of our $IP Token holdings. A sustained decline in the market price of $IP Tokens due to increased circulating supply or otherwise could reduce the realizable value of our digital asset treasury, constrain our ability to convert tokens into fiat or other assets without significant market impact, and impair our ability to meet operational or strategic funding needs.
•Market Perception and Volatility. Scheduled and anticipated unlock events related to the outstanding $IP Tokens may create ongoing uncertainty in the market, which could contribute to increased volatility and negative investor sentiment. Even if large-scale selling does not occur, the perception of a potential supply overhang could depress prices and limit price appreciation.
While the Story Network includes mechanisms intended to offset inflationary pressures, such as token burning associated with transaction fees and certain validator or delegator actions, there can be no assurance that such mechanisms will be sufficient to counterbalance the effects of ongoing token issuances and the release of previously locked $IP Tokens.
If the market price of $IP Tokens declines significantly or remains depressed for a prolonged period due to these factors or others, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Risks associated with our net operating loss (“NOL”) carryforwards, tax liabilities and fluctuations between reporting periods could adversely affect our results of operations and financing costs and the market price of our common stock.
In the year ended December 31, 2025, we recorded a provision for income taxes based on the applicable federal statutory tax rate of 21% and recognized a deferred income tax asset before valuation allowance of approximately $43.4 million based on our net loss before income taxes for the year ended December 31, 2025. In recording this deferred tax asset, we established a full valuation allowance against our NOL carryforwards as we could not currently conclude that it was more likely than not that the tax benefits associated with these losses would be realized. Due to changes in the $IP Token’s closing market price to $1.72 as of December 31, 2025, we recognized a loss on change in fair value of intangible digital assets of approximately $118.2 million, driven by market fluctuations in the Story Network’s native token, and a resulting net loss after income taxes of $137.7 million, our NOL carryforward increased by approximately $13.3 million during the year ended December 31, 2025.
During 2025, we engaged an independent tax advisor to perform a review under Internal Revenue Code Section 382 (“Section 382”) to determine whether changes in ownership of our capital stock may limit the future utilization of our NOL carryforwards. Section 382 generally limits the ability of a corporation to use its NOL carryforwards following an ownership change, which is typically defined as a cumulative shift of more than 50 percentage points in ownership by certain shareholders over a rolling three-year period.
Based on the completed Section 382 analysis, we experienced significant equity ownership changes over the past three years primarily as a result of the closing of our initial public offering of common stock on November 25, 2024 and the closing of a private placement of our prepaid warrants on August 15, 2025. As a result of these ownership changes, our ability to utilize certain NOL carryforwards generated prior to those dates is subject to annual limitations under Section 382.
As of December 31, 2024, we had approximately $61.5 million of federal NOL carryforwards and approximately $192 thousand of federal tax credits subject to potential limitation under Section 382. We generated additional net operating losses during 2025 of approximately $13.3 million and $32 thousand of federal tax credit, resulting in total federal NOL carryforwards of approximately $74.8 million and of federal tax credit of approximately $35 thousand as of December 31, 2025 before consideration of applicable limitations. Under the Section 382 analysis, our ability to utilize these tax attributes is limited on an annual basis, which means the NOL carryforwards may only be available for use gradually over future years rather than immediately. In addition, a portion of our NOL carryforwards may become permanently limited and therefore unavailable for use.
While we believe that a portion of our NOL carryforwards may be available to offset taxable income in future periods, the amount and timing of their utilization are subject to the Section 382 annual limitation and our ability to generate future taxable income. As a result of these uncertainties, we have elected to fully reserve against the use of these tax benefits in our financial statements as of December 31, 2025.
In addition, our reported net income or loss and related tax position may fluctuate significantly between reporting periods due to changes in the fair value of its intangible digital assets associated with the $IP Token. For example, the net income reported for the nine-month period ended September 30, 2025 reflected the fair value of $8.54 per $IP Token as of that date. Given the volatility in the market price of the $IP Token and the closing price of $1.72 per token as of December 31, 2025, gains previously recorded during earlier reporting periods may be offset by losses recognized in subsequent periods. As a result, any tax liability previously estimated during interim reporting periods may be reduced or eliminated when we record the full-year change in fair value of our intangible digital assets.
There is a risk that we may not be able to utilize all of our previous or future NOL carryforwards to offset taxable income or other tax liabilities resulting from our operations or from changes in the fair value of our intangible digital assets. In addition, our ability to utilize our NOLs could be further limited or reduced by additional ownership changes in the future, including those resulting from future equity issuances, warrant exercises, or other capital markets transactions.
Our ability to benefit from our historical NOL carryforwards could also be impacted by strategic transactions involving our operating businesses. For example, if we were to sell, spin off, or otherwise dispose of our alcohol-related business segment or other significant operating assets to a third party, the NOLs generated by those historical operations may remain with the entity that retains the losses and may not be available to offset taxable income associated with the business that is sold or with any remaining operations. Depending on the structure of such a transaction, certain tax attributes could be limited, reduced or effectively lost, which could increase our future tax liabilities.
In addition, because the value of our intangible digital assets is determined based on the closing price of the $IP Token at the end of each reporting period, significant volatility in the $IP Token market price between reporting periods could result in large fluctuations in the change in fair value of those assets. As a result, our estimate of quarterly or full-year net income and resulting tax liability during a given tax year may change significantly from reporting period to reporting period and can only be determined with certainty once the full fiscal period has ended. There could be substantial swings, both positive and negative, in reported net income or loss due to changes in the fair value of the $IP Token at the end of the reporting period, and such swings may not be representative of our full-year operating results or the ultimate tax liability for the year.
If our NOL carryforwards are limited, expire unused, or otherwise become unavailable, we could incur higher federal and state income tax liabilities than currently anticipated. Higher tax liabilities could reduce our future cash flows, net income and profitability and may adversely affect the value of our business and the returns available to our stockholders.
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
Small Business Association (“SBA”) Paycheck Protection Program (“PPP”) loan repayment risk and timing.
In April 2022, we were advised we may have received a PPP loan over the amount we were qualified for in Round 1 of that program, and in April 2023, we received a similar notification for our Round 2 PPP loan. Those loans were part of the federal government’s relief package in response to the COVID-19 pandemic. The SBA had forgiven both loans as we had followed all rules associated with the use of proceeds under that program. It is possible that the SBA may determine that we must repay some of the amounts we received as PPP loans. If a demand is made by the SBA for some repayment, it is unclear at this time what the payment term length would be for such repayment and there is a risk that the SBA may require immediate payment or payment on a timeline that is shorter than we anticipate. Any demand for repayment could reduce our working capital and available cash in a way that adversely impacts on our ability to execute our business and operating plans. If the SBA demands that we repay any amounts owed more than the amount of our available cash, it could force us to sell some of the $IP Tokens in our treasury reserve, to raise new capital under less than favorable terms that could be dilutive to stockholders, or to take on debt that could have higher borrowing costs. As of December 31, 2025, the total exposure for these two loans was $2,269,456, plus accrued interest of $129,950.
Certain previous sales made under our now closed equity line of credit may adversely affect our business, market perception and stock price.
On January 23, 2025, we entered into an agreement for an equity line of credit (the “ELOC Purchase Agreement”) with an institutional investor (the “ELOC Investor”) pursuant to which we, subject to the restrictions and satisfaction of the conditions in the ELOC Purchase Agreement, had the right, but not the obligation, to sell to the ELOC Investor, and the ELOC Investor was obligated to purchase, up to $15.0 million of newly-issued shares of our common stock. On July 21, 2025, we and our placement agents commenced a confidential marketing of our common stock and pre-funded warrants to a limited number of institutional accredited investors and qualified institutional buyers under a private placement financing that closed on August 14, 2025. Between July 21, 2025 and July 30, 2025, while such confidential marketing was in process and continuing, we sold to the ELOC Investor an aggregate of 427,526 shares of common stock pursuant to the ELOC Purchase Agreement for aggregate gross proceeds of approximately $3,396,161, at prices ranging from $6.40 to $9.00 per share. We ceased selling shares of common stock under the ELOC Purchase Agreement on July 30, 2025, and no further sales occurred under the ELOC Purchase Agreement after that date. After giving effect to the sales of common stock under the ELOC Purchase Agreement through July 30, 2025, we had 1,181,192 shares of common stock issued and outstanding on such date. The ELOC was canceled on December 22, 2025. While we believe we acted in good faith and in compliance with applicable laws and regulations in making such sales, it is possible that regulatory authorities or other parties could assert that material non-public information may have existed at the time of such sales. If such claims were made or are proven to be successful, such sales of common stock could result in regulatory inquiries, civil investigations, cease-and-desist orders, other potential administrative actions or private litigation brought by investors or damages resulting from such private actions. While we would vigorously defend our company in any such matters, responding to or resolving such actions could involve costs, divert management resources, and potentially impact our business, market perception and stock price.
Our failure to maintain an effective system of internal control over financial reporting could adversely affect our ability to present accurately our financial statements and could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.
Our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting in connection with the preparation of our financial statements and audit as of and for the years ended December 31, 2025 and 2024, which relate to a deficiency in the design and operation of our financial accounting and reporting controls. Specifically, the material weaknesses resulted from (i) a lack of segregation of duties within the financial accounting and reporting processes due to limited personnel and (ii) a lack of adequate and precise review of account reconciliations and journal entries resulting in audit adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have begun to address and remediate such material weaknesses by hiring a Chief Financial Officer with significant accounting and public company financial reporting and compliance experience and by placing an experienced member of our finance team in the role of Controller. While we intend to implement additional measures to remediate the material weaknesses, there is no guarantee that they can be remediated in a timely fashion or at all. Our failure to correct these material weaknesses could result in inaccurate financial statements and could also impair our ability to comply with the applicable financial reporting requirements on a timely basis. While we believe we have addressed any regulatory or financial reporting issues highlighted by our auditor, such compliance issues, should they materialize or persist, could cause investors to lose confidence in our reported financial information and may result in volatility in and a decline in the market price of our securities, as well as adverse directions from federal, state and local regulatory authorities.
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
Risks Related to Our Business Operations
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
Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Justin Stiefel, our Chief Executive Officer, and Jennifer Stiefel, our President, perform key functions in the operation of our business. The loss of either officer could adversely affect our business, financial condition and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive to do so at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.
There is a risk that the Cryptocurrency Treasury Reserve Policy we adopted, as it may be amended from time to time, does not adequately address risks regarding the acceptance, acquisition, handling, storage, use, and disposition of cryptocurrencies, which could create a number of risks for us and our stockholders
We adopted a formal Cryptocurrency Treasury Reserve Policy. As we accumulate and use cryptocurrencies, there are risks associated with the volatility, stability, price, utilization, adoption, recognition, regulation, taxation, storage, handling and security of transacting, holding or using such cryptocurrencies in our business which could impact our balance sheet, liquidity and profitability. Such risks include, but are not limited to:
•continued worldwide growth in the adoption and use of cryptocurrencies;
•government and quasi-government regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;
•the maintenance and development of the open-source software of the Story Network and the blockchains associated with other cryptocurrencies we may hold;
•the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
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
•selling cryptocurrencies we own such that followers of cryptocurrencies who may have become, or could have become loyal customers of ours, because we engage in the use of cryptocurrencies could view such sale as not being in line with their belief that cryptocurrency should be used to replace fiat currencies. In such cases this could result in fewer customers, fewer purchases, less revenue and an overall reduction in business relative to the trajectory we may have been on, which could impact our financial result or reputation negatively;accepting cryptocurrencies as a form of payment for goods or services could be subject to transactions fees that are higher than regular credit card processing or similar fees, which could impact our financial results, profitability and net income or loss;
•based on new accounting rules adopted by the Financial Services Accounting Board, the value of cryptocurrencies held by public companies may be marked to market. In the event we hold any such cryptocurrencies in our treasury as an asset on our balance sheet and the value or price of such cryptocurrencies fall in any one month or reporting period, it would require us to write down the value of that asset, which would negatively impact our income statement for that reporting period and increase a loss for the period, reduce any reported profits for the period, or turn a profitable period into a period with a reported loss, which could reflect poorly on us in the market and impact the price of our stock;
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
We may embark on a growth strategy through acquisitions of companies or operations that complement our existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates or may be unable to consummate desired acquisitions. To the extent any acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:
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

We may enter into partnerships, co-branding arrangements, licensing agreements, co-location, joint branding or other collaborative arrangements with other brands, producers, partners or celebrities which could distract from our core business plans, create new risks for our company or otherwise dilute our efforts at growing the value of our company or our brands.
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
•Co-location — We may decide to co-locate or co-brand retail spaces with other distillers or producers in their spaces to get our brand and products in front of consumers in areas of the country where we do not have a physical presence. There is a risk that the co-location does not work or does not make sense to the consumer, which would depress sales and could result in a loss of the effort, time and money spent on developing such co-location presence. There is also a risk the other brand owner with whom we partnered in the effort may not be able to fulfill its agreements, thereby resulting in lower sales, revenue and profitability compared to expectations heading into such an arrangement. There is a risk the staff of the co-location partner does not represent our brand properly to consumers, or creates confusion about the brand or the products, or otherwise encourage consumers to skip purchasing our brands in favor of trying and purchasing their own brands. There is a risk the other brand owner cannot pay its debts, becomes insolvent, files for bankruptcy, is foreclosed upon or otherwise must cease operations, in which case we could have a co-located presence without a corresponding co-location partner to fulfill its terms of the agreement. In such a case, it may also be that we lose the right to continue using the co-located space to market and sell our products. There is also a risk that the entity with which we have co-located, or one of its employees, managers, executives, directors, or prominent shareholders, does or says something to cause harm to the co-located product and our brand by association.
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
Global conflicts and geopolitical tensions could increase cybersecurity risks and disrupt our operations, which could adversely affect our business, financial condition and results of operations.
Global conflicts and geopolitical tensions, including the ongoing war in Ukraine and Iran, tensions involving Russia, China and Taiwan, instability in the Middle East, terrorist activities, and related military actions by the United States or other countries, have increased and may continue to increase the risk of cyberattacks directed at U.S. businesses and infrastructure. Nation-state actors, affiliated proxy groups, hacktivist organizations, terrorist organizations, and other non-state or loosely affiliated actors may engage in cyber operations that are retaliatory, disruptive or opportunistic in nature. These actors may target companies based on perceived vulnerabilities rather than strategic importance, which could increase the likelihood that companies of our size and industry may be affected.
Cyber threats associated with geopolitical tensions may include, among other things, distributed denial-of-service attacks, ransomware campaigns, destructive malware, phishing and social engineering schemes, unauthorized network intrusions, data exfiltration, theft of digital assets (including cryptocurrencies), and disinformation campaigns. In addition, cyber activities may target critical infrastructure, telecommunications networks, cloud service providers, financial institutions, logistics providers and other third-party vendors upon which we rely, which could disrupt our operations even if our own systems are not directly compromised.
The techniques used to obtain unauthorized access to systems and data are constantly evolving, increasingly sophisticated, and often not recognized until launched. As a result, we and our third-party service providers may be unable to anticipate, detect or prevent all cyber threats or implement effective preventative or remedial measures in a timely manner. Our systems and those of our vendors have experienced, and may continue to experience, attempted cyberattacks and unauthorized access. Any failure to maintain, upgrade or effectively implement appropriate safeguards could increase our vulnerability.

A cybersecurity incident or disruption, whether resulting from geopolitical activity or otherwise, could compromise the confidentiality, integrity or availability of our data, including sensitive or proprietary information belonging to us or to our employees, customers, suppliers or other stakeholders. Such incidents could result in operational disruptions, loss of business, damage to our reputation, regulatory investigations, litigation, liability under data protection and privacy laws, and significant costs related to remediation, system restoration, forensic investigations, legal and advisory services, and potential ransom payments. In addition, although we maintain cyber risk insurance, such coverage may not be sufficient to cover all losses.
While geopolitical conflicts may also contribute to volatility in supply chains, energy markets and input costs, we believe the evolving and unpredictable cybersecurity threat environment associated with such conflicts represents a particularly significant risk to our business. Accordingly, any material cybersecurity incident or related disruption could adversely affect our business, financial condition and results of operations.
Risks Related to Our Cryptocurrency Treasury Reserve Strategy and $IP Tokens
In relation to our acquisition, accumulation, holding, storing, selling, transferring or otherwise using any cryptocurrencies, there is a risk that rules or regulations could change, impacting the value of any such cryptocurrencies we hold and our ability to continue to use them or how we recognize, use and value them.
As cryptocurrencies are relatively novel and the application of state and federal securities laws and other laws and regulations to cryptocurrencies are unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrencies or the ability of individuals or institutions such as us to own or transfer cryptocurrencies.
If cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrencies and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a cryptocurrency treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future. Additional risks include, but are not limited to, changes in how we must value any cryptocurrencies we hold, which could impact our balance sheet and income statement, or our ability to hold, use or dispose of them. In addition, new forms of taxation on the receipt, accumulation, acquisition, holding, storing, transferring, selling or otherwise using cryptocurrencies could alter, diminish or destroy the value proposition for such cryptocurrencies or how we value any cryptocurrencies we may hold at that time, which could negatively impact our balance sheet or income statement.
On March 11, 2026, the SEC and the CFTC entered into a Memorandum of Understanding Regarding Harmonization in Areas of Common Regulatory Interest (the "2026 MOU"), superseding the prior July 2018 interagency memorandum of understanding. The 2026 MOU establishes a framework for the two agencies to coordinate rulemaking, information sharing, examinations, and enforcement across areas of overlapping jurisdiction, and expressly includes the development of a "fit-for-purpose regulatory framework for crypto assets and other emerging technologies" as a stated coordination goal. While the 2026 MOU does not create legally binding obligations on either agency, does not resolve the classification of any specific digital asset, and expressly preserves each agency's independent statutory authority, it signals a materially more coordinated regulatory posture between the SEC and the CFTC with respect to digital assets, including cryptocurrencies we may hold such as $IP Tokens. The intensified coordination framework created by the 2026 MOU, including joint rulemaking, data sharing, and coordinated enforcement, could accelerate changes to the regulatory treatment of digital assets we hold and could result in changes to the applicable regulatory framework more quickly than would otherwise be the case. We cannot predict when or in what form any joint or coordinated rulemaking arising from the 2026 MOU will be proposed or finalized, or how any such rules would apply to $IP Tokens or our treasury strategy.
Declines in the broader cryptocurrency market could adversely affect the $IP Token, our business and the value of our digital assets.
The market prices of cryptocurrencies, including $IP Tokens and any others that we may hold or use in connection with our products and services, have historically been subject to extreme volatility. Broad declines in cryptocurrency values, whether due to regulatory developments, macroeconomic conditions, reduced adoption, security breaches, market manipulation, or other factors, could materially and adversely affect demand for our offerings, our financial condition, and the fair value of any digital assets we hold. Sustained or significant downturns in the cryptocurrency market could reduce customer activity, impair our ability to raise capital, and lead to write-downs or other non-cash charges, any of which could negatively impact our business and operating results and the trading price of our common stock.
A principal component of our cryptocurrency treasury reserve policy is the acquisition of $IP Tokens, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate due to the highly-volatile nature of the price of such digital assets and erratic market movements.
In August 2025, we acquired over 53 million $IP Tokens for the establishment of our cryptocurrency treasury operations. Digital assets generally are highly volatile assets. For example, from February 13, 2025 (the date $IP Tokens first became available on digital asset trading platforms) through March 31, 2026, the price of $IP Tokens, as reported by Coinbase.com, ranged from a low of $0.516 to a high of $14.908. In addition, digital assets do not pay interest or returns other than staking rewards and so the ability to generate a return on investment from the net proceeds of any financings will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such financings. We treat the unlocking of tokens via staking on our validator as a form of yield for revenue purposes, consistent with GAAP. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below the price we paid for such digital assets. If investors perceive our share price as a proxy for $IP Tokens, the lack of a continuous redemption/creation arbitrage can cause persistent, material premiums or discounts to intrinsic value. While staking of $IP Token held by us can generate a return, there is no guarantee a market for staking of $IP Tokens will continue or expand or that the yield on such staking will remain at current levels.
We have engaged, and plan to continue to engage, in derivatives transactions, including for the purpose of generating yield by the sale of covered call options on our $IP Tokens, and such transactions may expose us to material risks that could adversely impact our business, operating results and financial condition.
Derivatives transactions are financial contracts whose value depends on, or is derived from, the price or level of some other underlying product, asset, rate, or index, such as the value of a particular commodity. Derivatives transactions include, but are not limited to, swaps, options and futures. Derivatives transactions may be employed for different purposes, including hedging or mitigating exposure to a particular asset or risk; obtaining or creating investment exposure; and monetizing and generating yield on an existing asset or position.
As discussed above, in September 2025, the Technology and Cryptocurrency Committee of our Board approved our sale of covered call options using less than 2% of the total amount of $IP Tokens we own. This authorization increased to 3 million of our $IP Tokens (approximately 5.6% of our total holdings) in January 2026. By selling such covered call options, we are paid option premiums in exchange for which the option counterparty will obtain the right, but not the obligation, to purchase a specified amount of our $IP Tokens at a designated option strike price. We sold, and expect to continue to sell, call options that can be exercised if the price of the $IP Token in the market reaches a price ranging from 20% to 50% above the $IP Token price at the time the option is sold. In this way, we expect to earn yield through the receipt of option premiums while retaining ownership of the $IP Tokens underlying such options unless the price of the $IP Token in the open market reaches the designated option strike price and the call option is exercised by the buyer. There is no guarantee that engaging in such a covered call option selling strategy will be effective to generate yield or will result in improved overall performance than if we had not engaged in such strategy. Moreover, because these covered call options will grant the option buyers the right to purchase the specified amount of $IP Tokens at the designated strike price, temporary fluctuations in the market price of $IP Tokens could result in us being obligated to sell $IP Tokens in circumstances where our overall strategy would otherwise be to hold and not sell $IP Tokens.
Derivatives transactions, including call option transactions, are complex, carry their own special risks, and may expose us to significant risk of loss. The risks generally associated with derivatives include the risk that: (1) the value of the derivative will change in a detrimental manner; (2) before purchasing a derivative, we will not have the opportunity to observe its performance under all market conditions; (3) counterparty credit risk, in that another party to the derivative (especially where the derivative is entered into on a bilateral or over-the-counter basis) may fail to comply with the terms of the derivative contract; (4) liquidity risk, in that the derivative may be difficult to purchase or sell or we may otherwise encounter difficulties exiting or closing a position; and (5) the derivative may involve leverage, such that adverse changes in the value of the underlying asset could result in a loss substantially greater than the amount invested in the derivative itself or in heightened price sensitivity to market fluctuations.
Our common stock may trade at a substantial premium or discount to the value of the $IP Tokens we hold, and our stock price may be more volatile than the price of $IP Tokens.
The market price of our common stock reflects many factors that do not affect the spot price of $IP Tokens and may therefore diverge materially, positively or negatively, from the per-share value of our $IP Token holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings, equity line financings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of $IP Tokens or staking activity; our liquidity and public float; differences in trading hours and market microstructure between our common stock and spot markets for $IP Tokens; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting, and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our common stock may trade at a premium or discount to the value of our $IP Token holdings for extended periods, and may be more volatile than the price of $IP Tokens. Accordingly, investors could lose all or a substantial part of their investment even if the market price of $IP Tokens does not decline, and investors in our company may not benefit commensurately from increases in the market price of $IP Tokens.
$IP Tokens and other digital assets are novel assets and are subject to significant legal, commercial, tax, regulatory and technical uncertainty, which could materially adversely affect our financial position, operations and prospects.
$IP Tokens and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws, taxes and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators and tax authorities in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of $IP Tokens or other digital assets, or the revenue derived therefrom.
The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of $IP Tokens or the ability of individuals or institutions such as us to own or transfer $IP Tokens. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023 became law. Moreover, on July 18, 2025, President Trump signed into law the GENIUS Act, establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S. On July 17, 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, the Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. Changes in administration or legislative priorities can upend permissive or neutral stances toward crypto, stablecoins, staking, or Layer1s apart from $IP, producing sudden compliance burdens or bans. Statutes governing fiat backed stablecoins, digital asset market structure, and custody (including potential CFTC or SEC jurisdictional recuts) could materially alter liquidity, pricing, and our ability to hedge.
It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and $IP Tokens specifically. Enforcement actions against digital asset issuers, trading platforms and staking providers demonstrate shifting, sometimes inconsistent judicial and regulatory approaches. Even where complaints have been narrowed or dismissed, future administrations or courts may take a different view, and previously “safe” assets or strategies may be recharacterized retroactively. Even if we initially comply, later guidance (e.g., on crypto custody, staking, stablecoins, DeFi) could force costly remediation or unwinds. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of $IP Tokens and the value of $IP Tokens on our balance sheet and, in turn, adversely affect the market price of our common stock.
Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance, cybercrime insurance or the potential inability to obtain such coverage on acceptable terms in the future.
The growth of the digital assets industry in general, and the use and acceptance of $IP Tokens in particular, may also impact the price of $IP Tokens and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of $IP Tokens may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to $IP Tokens, institutional demand for $IP Tokens as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for $IP Tokens as a means of payment, and the availability and popularity of alternatives to $IP Tokens. Even if growth in the adoption of $IP Tokens occurs in the near or medium-term, there is no assurance that the usage of $IP Tokens will continue to grow over the long-term.

Because $IP Tokens have no physical existence beyond the record of transactions on the Story Network, a variety of technical factors related to the Story Network could also impact the price of $IP Tokens. For example, malicious attacks by validators, inadequate rewards to incentivize validating of $IP Tokens transactions, hard “forks” of the Story Network into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Story Network and negatively affect the price of $IP Tokens. Similarly, the open-source nature of the Story Network means the contributors and developers of the Story Network are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the Story Network could adversely affect the Story Network and negatively affect the price of $IP Tokens. The veracity or accuracy of third-party validators of the Story Network and its related transactions could come into question, thereby creating doubt in the market about the overall security of the data on the blockchain.
The liquidity of $IP Tokens may also be reduced and damage to the public perception of $IP Tokens may occur, if financial institutions were to deny or limit banking services to businesses that hold $IP Tokens, provide $IP Tokens-related services or accept $IP Tokens as payment, which could also decrease the price of $IP Tokens. A number of companies and individuals or businesses associated with digital assets may have had, and may continue to have, their existing banking services discontinued with financial institutions. Although U.S. banking regulators have recently rescinded prior guidance that emphasized the risks associated with digital asset businesses, it is possible that some banking institutions may remain unwilling to provide services to companies in the digital asset space. Loss of access to fiat rails (after failures of crypto friendly banks or policy shifts) may delay settlements, tax payments, or vendor obligations, impairing liquidity.
The liquidity of $IP Tokens may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for $IP Tokens and other digital assets.
Our shift towards an $IP-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.
We operate our own validator on the Story Network and do not “delegate” our $IP Tokens to third party validation service providers. In either case, staking increases the risk of loss of $IP Tokens, including through slashing penalties and through increasing vulnerabilities to hacking in the staking smart contracts. Validators also need to maintain uptime in order to maximize their rewards. In addition, the $IP ecosystem may rapidly evolve, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and it could cause temporary service disruptions. Technical failures or operational errors could impact our ability to obtain $IP Token rewards or gas fees, which could result in our failure to meet our financial projections. Alternatively, if we had chosen to use a third-party validation service, we would have had to share our staking rewards with that third-party validator, but that third-party validator may have more sophisticated technology which would enable those rewards to be greater.
Staked $IP Tokens are also subject to lock-up periods during which they cannot be withdrawn or sold. This lack of liquidity could limit our ability to respond to market changes or our financial needs. It is possible that we may in the future seek to mitigate this risk through so-called “liquid staking” arrangements, where we deposit $IP Tokens into a smart contract and receive in exchange a “liquid staking token” that would allow us to withdraw our $IP Tokens and associated rewards. The smart contract would then automatically delegate our $IP Tokens to a third-party staking service provider. We could then engage in other DeFi activities with liquid staking tokens. While we anticipate that the price of liquid staking tokens will correlate to the price of $IP Tokens, there is a possibility that prices will diverge. This could especially happen if the validators deployed by the liquid staking contract are subject to slashing penalties, in which case we may be able to withdraw fewer $IP Tokens than we originally deposited.
Any of these operational risks could materially and adversely affect our ability to execute our $IP Tokens strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.
We plan to purchase additional digital assets using primarily proceeds from equity and debt financings, but we may be unable to obtain such financings on favorable terms.
Our ability to achieve the objectives of our digital asset acquisition strategy depends in significant part on our ability to obtain equity and debt financing. The terms of debt or equity securities that we issue may require us to make periodic payments to the holders of those securities. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our digital asset acquisition strategy.
Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our digital asset holdings, investor sentiment and the general public perception of $IP Tokens and other digital assets, our strategy and our value proposition. Accordingly, a significant decline in the market value of our digital asset holdings, our inability to monetize our $IP Tokens through staking or decentralized finance, or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including any debt and cash dividend obligations.
$IP Tokens constitute the vast bulk of assets on our balance sheet. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell $IP Tokens to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of $IP Tokens may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our $IP Tokens in amounts and at prices sufficient to satisfy our financial obligations, including any debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our future indebtedness or any newly issued preferred stock could have a material adverse effect on our financial condition. Such actions could cause significant variation in our operating results in any quarter.
In connection with our focus on $IP Tokens, we expect to interact with various smart contracts deployed on the Story Network, which may expose us to risks and technical vulnerabilities.
In connection with our $IP Token strategy, we expect to interact with various smart contracts deployed on the Story Network in order to optimize our strategy. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of staking deposit contracts and other functionality on blockchain networks, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploits. We expect our smart contract interactions to be limited to use of the Story Network’s native staking contract to (i) bond / unbond $IP Tokens that we hold, (ii) manage validator parameters (e.g., commissions on rewards related to delegated tokens), and (iii) receive protocol-defined block rewards and fees. Any vulnerability in a smart contract we interact with could result in the loss or theft of $IP Tokens or other digital assets, which could have a materially adverse impact on our business. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.
Transactions using $IP Tokens or on the Story Network require the payment of “gas fees,” which are subject to fluctuations that may result in high transaction fees.
Transactions using $IP Tokens, including purchases, sales and staking and other activities on the Story Network, require the payment of “gas fees” in $IP Tokens. Gas fees are payments made by the user to compensate for the computational energy required to process and validate transactions, such as purchases, sales and staking, on the Story Network. These fees can fluctuate and can be very expensive relative to the cost of the transaction depending upon congestion and demand on the network. If fees are high, the cost of a transaction will potentially decrease the return of the investment, which could be negative. High gas fees may also cause delays in the execution of a transaction, which could affect the preferred timing of execution and may lead to execution of a transaction during inopportune times. In addition, gas fees are paid in $IP Tokens, which would require that sufficient $IP Token balances are maintained. Future upgrades to the Story Network, regulatory changes, or technical issues could also adversely impact the cost of gas fees and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.
Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.
The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. We may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect our business.
The Financial Crimes Enforcement Network, a division of the U.S. Treasury Department (“FinCEN”), regulates providers of certain services with respect to “convertible virtual currency,” including $IP Tokens. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. There is a risk that if we decide to provide staking services to third parties, FinCEN or other regulators could view such services as the provision of money transmission activities subject to regulations.
If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.
Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.
There is a possibility that $IP Tokens may be classified as a “security.” If $IP Tokens are classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.
Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether $IP Tokens constitute a "security," and $IP Tokens have not been formally classified under the U.S. federal securities laws. We note, however, that the 2026 MOU commits the SEC and CFTC to jointly clarifying product definitions through joint interpretations and rulemakings, and to providing a fit-for-purpose regulatory framework for crypto assets. While this commitment to rulemaking could ultimately provide greater clarity, any proposed or final rules arising from this process could also result in classifications or interpretations that are adverse to our position that $IP Tokens are not a "security" within the meaning of the U.S. federal securities laws. Although we believe that $IP Tokens are not a “security,” and that registration of our company or our treasury under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.
As part of our ongoing review of applicable securities laws, we take into account a number of factors, including the various definitions of “security” under such laws, including but not limited to the Investment Company Act, and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases. We also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. We further consider any guidance, interpretive releases, proposed rules, or final rules issued by the SEC or the CFTC, whether jointly or individually, in connection with the interagency coordination framework established by the 2026 MOU, including any joint interpretation or rulemaking clarifying the classification of crypto assets as securities, commodities, or otherwise. Our position that $IP Tokens are not a “security” is premised, among other reasons, on our conclusion that $IP Tokens do not appear to meet certain elements of the Howey test, such as that holders of $IP Tokens do not have a reasonable expectation of profits from the efforts of any identifiable third party or group in respect of their holding of $IP Tokens.
We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of $IP Tokens is such that it has drawn significant attention from legislative and regulatory bodies, including the SEC and the CFTC. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that $IP Tokens, or any other digital asset we might hold, are a “security.” In this regard, we note that the 2026 MOU expressly commits the SEC and the CFTC to coordinating enforcement investigations in matters that may involve overlapping jurisdiction, including consulting prior to the issuance of Wells notices or similar instruments, and to filing parallel enforcement actions where practicable. Accordingly, any enforcement investigation by the SEC regarding the classification of $IP Tokens could promptly implicate CFTC involvement, and vice versa, potentially compounding the regulatory exposure associated with any such action. Therefore, as described below under “If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated,” we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, penalties or other damages if $IP Tokens were determined to be a security by a regulatory body or a court.
Further, if $IP Tokens are viewed as a security, it may become more difficult to purchase and sell $IP Tokens, as they could only be traded through SEC-registered broker-dealers or exchanges. This would make it more difficult for us to continue our $IP treasury strategy, or to monetize $IP Tokens that we hold in the event we need to do so for working capital purposes. Such developments could adversely affect our business, results of operations, financial condition, treasury operations and prospects.
It is still early in the administrative process for the SEC and CTFC review of how each token will be classified and it is yet unclear how $IP Tokens will be viewed while that process is underway or when the final rulemaking is complete. As such, it is not possible yet to predict whether $IP Tokens will be classified as securities or commodities and investors are advised to beware of the risk posed by the uncompleted work by the federal agencies in this regard.
The SEC-CFTC Memorandum of Understanding dated March 11, 2026 establishes a framework for heightened interagency coordination on crypto asset regulation and enforcement that could materially affect the regulatory treatment of $IP Tokens and our treasury strategy.
On March 11, 2026, the SEC and the CFTC entered into the 2026 MOU, which establishes a broad framework for harmonization, coordination, and information sharing between the two agencies across areas of common regulatory interest. The 2026 MOU supersedes the prior SEC-CFTC MOU dated July 11, 2018. Among its stated goals, the 2026 MOU expressly includes the development of a "fit-for-purpose regulatory framework for crypto assets and other emerging technologies," to be achieved in part through joint interpretations and rulemakings clarifying product definitions and through coordination to remove obstacles to the lawful introduction of novel crypto asset products to market participants. The 2026 MOU also establishes enhanced mechanisms for information sharing between the agencies, coordinated examinations of dually-regulated entities, and parallel enforcement in matters of overlapping jurisdiction.
Although the 2026 MOU does not create legally binding obligations on either agency, does not supersede any applicable laws or regulations, and does not resolve the classification of any specific digital asset — including $IP Tokens — as a security or commodity, the coordination framework it establishes has several implications material to our business and treasury strategy. First, to the extent the SEC and CFTC undertake joint rulemaking or issue joint interpretive guidance on the classification of crypto assets pursuant to the 2026 MOU, any such guidance could affect the regulatory status of $IP Tokens in ways we cannot currently predict, and could result in changes to our obligations under federal securities or commodities laws. Second, the 2026 MOU's enforcement coordination provisions — under which the agencies commit to consulting on matters involving potential overlapping jurisdiction, including prior to issuance of Wells notices, and to filing parallel actions where practicable — increase the risk that any regulatory inquiry by one agency would promptly involve the other, potentially compounding our regulatory exposure. Third, the 2026 MOU's data sharing provisions, under which the agencies agree to share information concerning matters of common regulatory interest, including information pertaining to dually-regulated entities and novel crypto asset products, could result in information about our company, our $IP Token holdings, or our transactions being shared between the agencies in connection with any examination or enforcement matter.
The 2026 MOU also reflects the agencies' stated commitment to a "minimum effective dose" regulatory strategy and to "fair notice" principles, and expressly rejects "regulating through enforcement." While these principles, if implemented consistently, could be favorable to companies like ours that have sought in good faith to comply with applicable law, these principles do not constitute legally binding commitments, do not limit either agency's authority to bring enforcement actions, and do not resolve existing legal uncertainty regarding the classification of $IP Tokens. We continue to monitor developments under the 2026 MOU, including any proposed rulemakings, interpretive releases, or joint guidance issued by the SEC and CFTC pursuant thereto, but cannot predict the ultimate outcome of this regulatory process or its effects on our business, financial condition, treasury strategy, or the market price of our common stock.
If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities, as defined under the Investment Company Act (“40 Act Securities”), other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A) of the Investment Company Act, a substantial majority of the proceeds from our recent private placement offering of pre-funded warrants have been used to acquire $IP Tokens, which is an amount in excess of 40% of our total assets. We believe $IP Tokens are not a 40 Act Security; as such, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in 40 Act Securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act. With respect to Section 3(a)(1)(C) of the Investment Company Act, we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of our total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of our net income after taxes (for the last four fiscal quarters combined) is derived from, 40 Act Securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority-owned subsidiaries of our company, and securities issued by qualifying companies that are controlled primarily by the Company.
$IP Tokens and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of 40 Act Securities held by us for Investment Company Act purposes. If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act, including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons, likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.
If the SEC determines that we are an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. There is also a risk the SEC or Nasdaq could move to delist us from the exchange.
The availability of spot exchange-traded products (“ETPs”) for digital assets may adversely affect the market price of our listed securities.
Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to digital assets through traditional investment channels, and instead generally were only able to hold digital assets through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to digital assets through investment vehicles that issue shares representing fractional undivided interests in their underlying digital asset holdings.
On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The SEC has also approved spot ETPs for

Ethereum and other digital assets. The listing and trading of spot ETPs for digital assets offers investors another alternative to gain exposure to digital assets, which could result in a decline in the price of our listed securities relative to the value of our digital assets.
Although we are an operating company, and we believe we offer a different value proposition than an investment vehicle such as a spot digital asset ETP, investors may nevertheless view our securities as an alternative to an investment in an ETP, and choose to purchase shares of an ETP instead of our securities. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to digital assets that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot digital asset ETPs, we (i) do not seek for our common stock to track the value of the underlying digital assets we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our digital asset holdings or our daily NAV. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to digital assets, such as futures exchange-traded funds (“ETFs”), leveraged futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our digital asset holdings may increase or decrease in different market conditions.
As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our digital asset treasury strategy, our use of leverage, the manner in which our digital assets are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our treasury reserve policy would require the approval of our Board of Directors, no stockholder or regulatory approval would be necessary. Consequently, our Board of Directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our $IP Token holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding digital assets.
Legislative or regulatory change regarding the regulation of “commodities” by the CFTC and the regulation of digital assets as “digital commodities” could subject us to additional regulatory burdens and oversight by the CFTC and could adversely affect the market price of $IP Tokens and the market price of our listed securities.
The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that at least some digital assets fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”) and the rules promulgated by the CFTC thereunder (“CFTC Rules”). While the CFTC has enforcement authority to police against fraud and manipulation in spot commodity markets (including the spot market for digital assets that are commodities), the CFTC currently only has regulatory and supervisory jurisdiction with respect to “commodity interest” transactions, such as futures, options, and swaps on a commodity (including a digital asset commodity) and certain leveraged, margined, or financed transactions in commodities involving retail customers. Accordingly, we are not currently regulated or supervised by the CFTC and are not subject to the legal and regulatory obligations that are applicable to CFTC-registered entities under the CEA and CFTC Rules.
As discussed above, the regulation of digital assets in the U.S. is subject to change as a result of the enactment and adoption of new laws and regulations and changes in agency and judicial interpretation of existing laws and regulations. For example, the proposed CLARITY Act and other draft digital asset market structure and regulation bills have proposed granting the CFTC additional regulatory and supervisory powers with respect to spot digital assets as “digital commodities.” In addition, on March 11, 2026, the SEC and CFTC entered into the 2026 MOU, which establishes a framework for the two agencies to coordinate on the development of a "fit-for-purpose regulatory framework for crypto assets and other emerging technologies," including through joint interpretations and rulemakings clarifying product definitions. To the extent such joint rulemaking addresses the circumstances under which a digital asset constitutes a "commodity" or "digital commodity" subject to expanded CFTC jurisdiction, rather than a "security" subject to SEC jurisdiction, such guidance could have direct implications for $IP Tokens and our treasury strategy. Moreover, the 2026 MOU expressly contemplates coordination by the agencies on proposals to list or trade novel crypto asset products and on enforcement actions that could adversely impact markets or products under common jurisdiction, further increasing the practical scope of CFTC involvement in matters affecting $IP Tokens. While it is not possible to predict whether and in what form such proposals will be adopted or how any joint rulemaking under the 2026 MOU will ultimately characterize $IP Tokens, changes to or expansion of the jurisdiction of the CFTC with respect to activities in spot digital assets, including $IP Tokens, could result in the imposition of additional regulatory obligations and burdens, which could include registration, disclosure, reporting, and business conduct requirements. Such additional regulatory burdens and oversight could materially increase the cost of our business, could adversely affect the market price of $IP Tokens, and in turn could adversely affect the market price of our listed securities.
We may be deemed to be a “commodity pool” under CEA and CFTC Rules as a result of our commodity interest trading, which could have a material adverse effect on our business, financial condition and results of operations.
The CEA and CFTC Rules define a “commodity pool” as any investment trust, syndicate, or similar form of enterprise operated for the purpose of trading in “commodity interests,” such as swaps, futures, and options on an underlying commodity (including any digital asset that constitutes a commodity). The CFTC has previously interpreted “for the purpose of trading” as being triggered where only one swap is executed. The legal and regulatory landscape of CFTC commodity pool regulation is currently unclear as applied to digital asset treasury companies. Accordingly, (i) no person is registered with the CFTC as a commodity pool operator (“CPO”) or a commodity trading adviser (“CTA”) with respect to our company; and (ii) our stockholders will not have the regulatory protections provided to investors in a commodity pool operated or advised by a registered CPO or CTA, as applicable.
If our company were determined to be a “commodity pool,” including as a result of any future change in legislation, regulation, or interpretation, we may be subject to additional regulatory requirements which may be burdensome or costly or that could make it impractical or impossible for us to continue our business as currently contemplated. For example, a commodity pool must generally be operated as a separately cognizable entity from its CPO and any person acting as a CPO or CTA with respect to a commodity pool must be registered with the CFTC and as a member of the National Futures Association (“NFA”). Absent an applicable exemption, a registered CPO or CTA must generally provide investors with a “disclosure document” in compliance with the CFTC Rules and the requirements of the NFA, and must comply with a range of ongoing reporting and recordkeeping requirements on registered and certain exempt commodity pool operators. Registration can be time-consuming, expensive and restrictive, and compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease or modify certain of our operations, which could negatively impact our investors. We also note that the 2026 MOU establishes enhanced information sharing between the SEC and CFTC with respect to entities, products, and markets of common regulatory interest, including investment companies and commodity pools that may be subject to overlapping jurisdiction. The 2026 MOU defines "Covered Firms" to include, among others, firms registered as both Investment Advisers and Commodity Pool Operators. While we are not currently so registered, the enhanced surveillance, data sharing, and coordinated examination framework established by the 2026 MOU means that the CFTC's visibility into our operations and holdings could increase, and that any examination or inquiry by the SEC could more readily prompt CFTC scrutiny of whether we constitute a commodity pool, or vice versa. This increased interagency coordination could reduce the practical barriers to a determination that we are a commodity pool and compound the regulatory consequences of any such determination.
Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and our financial position, operations and prospects.
Cryptocurrency markets, including spot markets for $IP Tokens, are growing rapidly. The digital asset trading platforms through which $IP Tokens and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transactions or withdrawal limits or suspend withdrawals entirely, rendering the exchange of $IP Tokens for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring $IP Tokens from a personal account to a third-party’s account.
Digital asset trading platforms may not be subject to, or may not comply with, regulations in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.
As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of cryptocurrencies such as $IP Tokens on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.
No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of our listed securities.
Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of $IP Tokens and other cryptocurrency and our listed securities. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact the Company’s ability to determine the value of its cryptocurrency holdings.
Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, thin order books on smaller venues, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, including momentum pricing and “short squeezes,” compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network, any of which may cause severe drawdowns that materially impair our equity value. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. Large holders (including Story Foundation, venture capitalists, or early insiders) could sell into thin liquidity, significantly impacting price. Companies financing crypto acquisitions with layered convertibles, preferred stock or margin loans face liquidity squeezes, forced sales, or dilutive recapitalizations if equity prices or token prices fall. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using $IP Tokens as collateral, or otherwise generate funds using our $IP Tokens holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.
Transacting in digital assets exposes us to counterparty credit risk.
We may transact with private counterparties or on digital asset exchanges. We are required to prefund these transactions, which causes us to take on credit risk every time we purchase or sell digital assets, and our contractual rights with respect to such transactions could be limited. Our agreements with our contractual counterparties may not include provisions sufficient to clarify that the assets associated with our prefunded trades remain our property even when held by the counterparty, and in the event of an insolvency of one of our counterparties it is possible that any digital assets or cash that we have prefunded could be viewed as part of their bankruptcy estate, leaving us in the status of an unsecured creditor as discussed below under “We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets, including smart contract related losses and vulnerabilities.”

Although we are not initially planning to lend $IP Tokens, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned $IP Tokens, leading to substantial financial losses.
Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned $IP Tokens. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.
Cybersecurity risks associated with digital assets and decentralized protocols could result in significant losses.
Digital assets are secured by “private keys” which correspond to a “public key,” which is the address on the digital asset network. In order to transfer digital assets from one wallet to another, the user must “sign” the transaction with the relevant private key. The storage for these private keys is typically referred to as a “wallet.” To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, we will be unable to access the digital assets held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets that any custodians may hold on our behalf, will not be compromised as a result of a cyberattack. Blockchain ledgers have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.
As part of our treasury management strategy, we may engage in staking, restaking, or other activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our $IP Tokens. In addition, many decentralized applications are controlled by token holders through a public governance process, and there can be no assurance that these applications will continue to operate as they do when we initially begin using them. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of $IP Tokens or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.
Intellectual property disputes related to the open-source structure of digital asset networks exposes us to risks related to software development, security vulnerabilities and potential disruptions to digital asset technology could threaten our ability to operate.
Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.
The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.
Digital assets that we acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the party responsible will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets, including smart contract related losses and vulnerabilities.
We currently hold our digital assets in “self-custody,” which means our digital assets are held in wallets in which we control the private keys, as compared to solutions in which the keys are controlled by a regulated custodian. Self-custody requires us and our advisers to implement robust security measures to protect our digital assets from theft, loss, or unauthorized access. We maintain a number of security measures to manage and protect the keys for our digital asset wallets, including, but not limited to, the use of cold wallets, multi-signature protocols, access limited to select senior executives and experienced advisors, and various physical safeguards such as geographically dispersed multisig holders across North America. Despite these measures, there is no guarantee that we will be able to prevent all security breaches, which could result in significant financial loss. The management of digital assets through self-custody necessitates specialized knowledge and expertise. Any errors or failures in our self-custody processes, such as the loss of private keys or incorrect transaction execution, could lead to the permanent loss of digital assets.
We intend to enter into custodial agreements with one or more regulated custodians that have duties to safeguard the private keys used to transact in our digital assets. Prior to our transfer of our digital assets to custodial accounts, we will be subject to risks associated with self-custody, including the risks that our security controls will be insufficient to protect the digital assets that we hold. However, the use of digital asset custodians also may involve risks, as described under “The use of digital asset custodians could expose us to additional risks related to custodian insolvency, as well as cybersecurity and concentration risk.”
Cybercriminals may attempt to deceive individuals into revealing sensitive information, such as private keys or passwords, through phishing emails or social engineering tactics. These attacks can be sophisticated and difficult to detect, posing a significant risk to the security of self-custodied digital assets. Devices used for self-custody, such as computers or smartphones, can be targeted by malware or hacking attempts designed to gain unauthorized access to digital assets. Finally, mistakes made by individuals managing self-custodied digital assets, such as sending assets to the wrong address or mishandling private keys, can result in significant losses. Because transactions on blockchains such as the Story Network are irreversible, such a mistransmission of digital assets could result in permanent loss.
Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all our losses in the event of any loss of digital assets. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles.
Attacks upon systems across a variety of industries, including the digital asset industry, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed social engineering attacks resulting in misappropriation of digital assets held by various digital asset treasury companies. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our business.
The use of digital asset custodians could expose us to additional risks related to custodian insolvency, as well as cybersecurity and concentration risk.
While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance. The large volumes of digital assets held by custodial platforms makes them an attractive target for hackers.

For example, the digital asset exchange ByBit was recently the subject of a hack in which over $1.5 billion of customer digital assets were lost. While ByBit was able to make all of its customers whole through use of reserves and insurance policies, there is no contractual guarantee that our custodians will do the same. We intend to contract with custodians whose insurance policies cover losses of digital assets, but these policies may cover only a fraction of the value of the entirety of our digital asset holdings and the holdings of their other customers, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our digital assets.
If we engage third-party custodians to hold our digital assets, this will expose us to the risk that one or more of our custodians could become subject to insolvency proceedings. Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts, but it is possible that a bankruptcy court or trustee could take the view that we are a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such digital assets. For example, a bankruptcy court in Delaware ruled on July 18, 2025 that the digital assets held by Prime Trust LLC, a Nevada trust company and a subsidiary of Prime Core Technologies Inc., on behalf of users would be distributed proportionately to all unsecured creditors as such assets were part of the debtors’ bankruptcy estate because of commingling between customer accounts and those of the debtors. This exposes us to the risk that a bankruptcy court might take a similar view in connection with a bankruptcy of one of our custodians, and that our claims on our digital assets might be limited to those of an unsecured creditor.
Any contested bankruptcy claim could result in significant delays in our ability to access our digital assets, and any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage that we might purchase or maintain related to our digital assets. Digital assets we hold with custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Thus, in the event of an insolvency of one of our custodians, we will also not be protected by these schemes.
We will face risks relating to the custody of our digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.
We expect our primary counterparty risk with respect to our $IP Tokens will be custodian performance obligations under the custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading.
Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our $IP Tokens holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our $IP Tokens, could have a material adverse effect on our business, prospects, financial condition, and operating results.
The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.
Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.
Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.
We are subject to significant competition in the growing digital asset industry and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.
In carrying out our digital asset treasury strategy, we operate in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in $IP Tokens and other digital assets, and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.
As seen in other crypto treasury models, continued issuance of debt or equity to buy more tokens can become self-reinforcing, until market sentiment turns, at which point liquidity may evaporate, causing distressed financings or forced liquidations. As more public companies pursue token reserve business models, investors may discount our equity unless we can demonstrate durable competitive advantages, risk controls, and sustainable economics. The continued development, security, and governance of the Story Protocol may depend on a small number of contributors or a foundation. Loss of these contributors, or strategic disagreements (including over forks), could impair $IP Token’s value.
The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of $IP Tokens and adversely affect our securities.
As a result of our $IP Tokens strategy, we expect our assets to be concentrated in $IP Tokens holdings. Accordingly, the emergence or growth of digital assets other than $IP Tokens may have a material adverse effect on our financial condition.
Alternative digital assets that compete with $IP Tokens in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In June 2025, the U.S. Senate passed the “GENIUS Act,” which would establish a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to $IP Tokens and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to $IP Tokens could expand further if the GENIUS Act is enacted as law. As of July 31, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.
Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, $IP Tokens and other digital assets as a medium of exchange or store of value.
Finally, a number of other blockchain-based or digital asset-oriented protocols also function as intellectual property rights management systems, including Audius, LBRY and Royal.io. The emergence or growth of competitive digital assets could cause the market price of $IP Tokens to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.
We may be subject to risks associated with the provision and use of validator services.
In connection with our proposed activities regarding the Story Protocol (as defined below), we will operate a validator to secure the network, and other users can delegate their $IP Tokens to our validator. In the past, the SEC has asserted that the offering of validator services to third parties constitutes an offer to the public of unregistered securities. While the SEC has recently released a statement stating that, in the views of its Division of Trading and Markets, it will not consider staking and the provision of validator services to constitute an offering of securities, this statement is not a rule, regulation, guidance, or statement of the SEC and does not alter applicable law.
Concentration of stake or validator collusion could censor transactions, cause chain reorganizations, or enable double spends, potentially irreversibly impairing the value of $IP Tokens. If we choose to operate our own validator or delegate or

$IP Tokens to another validator, we may suffer slashing or forfeiture of rewards due to downtime, misconfiguration, or malicious software, materially reducing the value of our treasury holdings.
Complex valuation controls and benchmark dependence may lead to restatements or control deficiencies.
Reliance on third-party reference rates, principal market determinations or bespoke methodologies introduces risk if those benchmarks are disrupted, manipulated, or fail benchmark principles set by the International Organizational of Securities Commissions. Net asset value or fair value determinations of our $IP Tokens could be challenged, leading to restatements or control deficiencies with respect to our financial statements.
Fair value, complex custody arrangements, staking reward recognition, fork/airdrop accounting, and tax characterization increase the risk of material weaknesses, in our accounting controls and procedures, restatements of our financial statements, and adverse auditor opinions, all of which could potentially impair our access to capital markets and adversely affect our business and financial condition and the market price of our common stock.
The Story Network is a relatively new protocol and could be subject to risks inherent in new technologies.
The Story Network is a purpose-built layer 1 blockchain designed to allow owners of intellectual property to register their ownership on-chain and add usage terms for licensees. This functionality is new and may not function as intended. For example, its technical mechanisms designed to represent and enforce digital intellectual property rights may malfunction or otherwise fail to adhere to the unique intellectual property requirements of the content they are intended to administer. In addition, there may be flaws in the cryptography underlying the Story protocol including flaws that affect functionality of the Story Network or make the network vulnerable to attack. The development of the Story Network is ongoing and any disruption could have a material adverse effect on the value of IP and an investment in the Shares. In addition, the Story Protocol’s smart contract-based intellectual property rights management may not be recognized by courts or regulators. For instance, registering authorship or licensing rights on the Story Network does not constitute formal registration with the U.S. Copyright Office or any analogous body in other jurisdiction. Finally, there can be no absolute assurance that persons registering and monetizing intellectual property on the Story Network are the actual owners of such intellectual property. This could lead to disputes, claims or litigation involving intellectual property rights. While there are internal processes to prevent such issues, it is incumbent upon the applications to adopt such processes, and the failure to do so may adversely affect the value and or the use of the $IP Token and the platform as a whole. Any of the foregoing could result in decreased adoption of the Story Protocol.
$IP Token-based applications may rely on off chain data, cross chain bridges, or composable contracts, all of which have shown high exploit frequency. The Story Protocol’s claims about enforceable intellectual property licenses could conflict with national intellectual property laws, treaty obligations, or public policy, and invite litigation or regulatory scrutiny that depresses adoption of the Story Protocol.
The Story Protocol relies on active engagement by users to function and decentralize, and such engagement is key to driving the value of $IP Tokens, and any failure to achieve adoption could undermine the core value proposition of $IP Tokens, thus causing their price to decrease. Story Protocol changes, contentious forks, or airdrops can create legal, tax, accounting, and operational uncertainty. We may forego, abandon or be unable to claim certain forked assets, leading to opportunity cost or disputes over entitlement.
Because of the pseudonymous nature of blockchain transactions, we may inadvertently and without knowledge, directly or indirectly engage in transactions with or for the benefit of prohibited persons under U.S. or foreign sanctions laws.
We are subject to the rules enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list. We are also prohibited from direct or indirect dealings with persons located in, organized in, or nationals of, jurisdictions subject to U.S. embargos (as of today, Cuba, Iran, North Korea, Syria, the so-called Donetsk People’s Republic, the so-called Luhansk People’s Republic, and the Crimea region of Ukraine), and may be prohibited from dealing with persons in other jurisdictions subject to targeted U.S. sanctions such as Venezuela, Russia, and Belarus. U.S. sanctions compliance obligations apply to transactions in digital assets and U.S. sanctions authorities have in recent years directed significant attention to sanctions compliance among the digital asset industry. Because of the pseudonymous nature of blockchain transactions and decentralized applications, we may inadvertently and without knowledge, directly or indirectly engage in transactions with or for the benefit of prohibited persons, especially when engaging in defi activities where it may be impossible for us to determine the identity of our counterparties. Civil liability for OFAC sanctions violations are typically regarded as “strict liability” violations, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counterparty is a prohibited person under the OFAC sanctions regulations. In addition, we may be subject to non-U.S. economic sanctions laws and regulations to the extent we conduct activity within the jurisdiction of other sanctions regimes, including those of the European Union and United Kingdom.
OFAC and other governmental authorities have significant discretion in the interpretation and enforcement of sanctions laws and regulations. Moreover, economic sanctions laws and regulations continue to evolve, often with little or no notice, which could raise operational or compliance challenges. If it is determined that we have transacted with prohibited persons, even inadvertently, this could result in substantial reputational harm, fines or penalties, and costs associated with governmental inquiries and investigations. Any or all of the foregoing could have a material adverse effect on our business, prospects, operations or financial condition.
We may be subject to securities or corporate governance litigation, which is expensive and could divert our management’s attention.
Stockholders, token purchasers, protocol participants, or IP rights holders could bring claims alleging securities violations, misstatements, IP infringement, or governance misconduct, potentially resulting in material damages, rescission, or injunctive relief. It could be alleged that by holding $IP Tokens or using $IP Tokens to vote on governance proposals in relation to the Story Protocol, the holders of $IP Tokens, including our Company, have entered into a general partnership, unincorporated association, or some other form of legal entity or association with other $IP Token holders or a group of such holders. If this were to be found or alleged with respect to the Story Protocol and holders of $IP Tokens, we could be held responsible for the actions of the other members of the unincorporated association or general partnership, or the Story Protocol itself, and subject to up to unlimited liability with respect to those actions.
Risks Related to Our Craft Spirits Business
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

A reduction in consumer demand for whiskey and other spirits, which may result from a variety of factors, including demographic shifts and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.
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
•a general decline in the consumption of alcoholic beverage products in on-premises establishments, such as those that may result from smoking bans and stricter laws relating to driving while under the influence of alcohol and changes in public health policies;
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
We could see structural changes in the amount of alcohol purchased and consumed in our markets as the use of GLP-1 and similar weight loss drugs increase among the population, which could create more pricing competition or an overall reduction in sales and revenues associated with alcohol.
An increasing number of Americans are using GLP-1 or similar drugs as a primary means of losing weight. These drugs work by mimicking or enhancing the GLP-1 hormone produced by the body to lower blood sugar, reduce appetite, slow gastric emptying or reduce glucagon, each of which taken by themselves, or when working together, ends up curbing the appetite of patients. There are different types of GLP-1s, including semaglutide, dulaglutide, and liraglutide among others. Common brand names of such drugs include Ozempic, Wegovy, Victoza, Trulicity and Zepbound, to name a few. Patients who use these drugs report nausea, worsened or prolonged hangovers, faster intoxication and other negative side effects if they consume alcohol while using a GLP-1.
Two recent studies (Kaiser Family Foundation and RAND Corporation) indicate that nearly 12% of the adult U.S. population (one in eight American adults) reported taking GLP-1 drugs in 2025, a nearly doubling of the 6% who reported taking such drugs in 2024. In early 2026, drug makers began marketing cheaper pill-forms of GLP-1s for mass release and based on this development, one leading trade association (the Bullvine) predicts more than 20% of American adults will be using some form of GLP-1 by 2027 (one in five American adults). If the current usage rate of GLP-1 drugs of approximately 12% stays steady or increases, a significant portion of the American alcohol consuming population may be removed from the buying pool so long as they are taking these drugs. This could lead to long-term structural changes in the entire alcohol industry impacting all sectors, including beer, wine, spirits, hard cider and RTD spirits beverages. This type of change would likely have an adverse impact on our spirits business as we compete with large and small brands alike for the consumer’s attention and money.
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
Our independent distributors and their accounts are not required to place a minimum of monthly or annual orders for our products. To reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. For products in higher demand, there is typically a minimum par level held in distributors’ warehouses, and only once the inventory falls below that par level will a reorder be triggered. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials to our third-party producers or other key supplies could negatively affect us.
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
Substantial disruption at the distilleries and distribution facilities with which we contract or partner for our production or storage could occur.
A disruption in production at the distilleries or third-party production facilities with which we partner or contract could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, co-packers or distributors. The disruption could occur for many reasons, including a full production schedule, fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
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
Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas, and our ability to expand the reach of the TBN. Most of our distributors, retailers and brokers sell and distribute competing products and our products may represent a small portion of their business. This network’s success will depend on the performance of its distributors, retailers and brokers. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our products. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies that have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, the financial position or market share of such third parties may deteriorate, which could adversely affect our distribution, marketing and sales activities.
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
We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or our third-party producers are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.
We or our third-party producers may not be able to replicate the flavor profiles of our products.
We may develop a following for one or more products in which we or our third-party producers might not be able to replicate the recipe or flavor profile. Our super premium aged whiskeys, rums and brandies take time to age, and we follow specific steps in our recipes. There is a chance a particular step is not taken properly or is missed entirely. In this case, it might be years before we find the impact of such actions on the final product and by that time, we may not be able to use that product for our intended purposes, which could impact our business plans and/or revenue targets. It could also mean a product we were planning to age to meet future plans might not be available, which could impact future revenues or value.
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
We have a minority ownership interest in another brand, the value of which may never be realized or monetized, or which could be significantly reduced or written down.
While we have a minority interest in Flavored Bourbon LLC (“FBLLC”), the owner of the Flavored Bourbon brand, there is no guarantee that such brand will ever grow in value or retain its current value or any value at all. The management team of FBLLC could fail in their efforts to grow the Flavored Bourbon brand and our investment in such a brand may never be monetized. The majority owners of FBLLC, or FBLLC’s management team, could fail to adhere to their contractual obligations to us as they relate to future distributions or payments, which could adversely affect our financial condition and results of operations. If an investor invests in us assuming a certain return or share in proceeds from the growth or sale of such brand, such investor may never realize such returns, or the value of such investor’s investment in us could decrease materially.
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
As an inducement to obtain financing in 2022 and 2023 through the sale of convertible notes, we agreed to pay to the investors in such financings a portion of the proceeds we may receive from the sale of FBLLC or the Flavored Bourbon brand in the amount of 150% of their subscription amounts. For additional information regarding such payment obligation, see Note 5 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this report. As a result of such payment obligation, purchasers of our common stock who may have anticipated a certain return, or expected to share in our proceeds, from the growth or sale of FBLLC or the Flavored Bourbon brand may never realize such returns, or the value of such purchasers’ investment in us could decrease materially after required payments to our creditors are made.
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
An interruption of our operations or a catastrophic event at the facilities of any of our third-party producers or any significant supplier could negatively affect our business.
Although we require our third-party producers to maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at any of the distilleries or other production facilities of our third-party producers could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. To the extent that our premium or value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from other outside suppliers would be difficult.
We also store a portion of our own inventory at our distribution warehouses in Gig Harbor, Washington. Some of our raw inputs are stored at supplier warehouses until our contract producers are ready to receive them. At times we have raw goods, work-in-progress inventory, or finished goods at third-party production or co-packing facilities, or in transit between any number of locations. If a catastrophic event were to occur at any of these locations or while in transit or storage, our business, financial condition or results of operations could be adversely affected. The loss of a significant amount of our aged inventory at these facilities through fire, natural disaster or otherwise could result in a reduction in supply of the affected product or products and could affect our long-term performance of affected brands.
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
Having our product produced solely by third-party producers, increasing the scale of our operations, collaborating with larger partners to achieve our goals, licensing our brand to third parties for production, or becoming a publicly-traded company could, individually or in the aggregate, impact how and whether consumers, competitors, regulators and the media, among others, perceive us as a “craft” distiller. In addition, because we are permitted to, and often do, source intermediate and finished spirits materials in bulk, such as whiskeys and neutral grain spirits, for blending, flavoring, bottling, mixing or aging, a public accusation or pronouncement by a third party or the press of such a practice as not “craft” could cause us to come under intense scrutiny in the market such that we lose our perception as a “craft” distiller, which could result in consumer backlash, negative news stories, the removal of our products from bars, restaurants and retail stores and the dropping of our products by distributors and wholesalers. Any such scenario would likely cause significant hardship for us and could cause an investment in us to lose all or some of its value.
We are subject to seasonality related to sales of our products.
Our spirits business is subject to substantial seasonal fluctuations. Historically, a significant portion of our net sales and net earnings of our spirits segment has been realized during the period from June through August and in November and December. Accordingly, the operating results of our spirits segment may vary significantly from quarter to quarter. Our operating results for any quarter are not necessarily indicative of any other results. If for any reason our spirits sales were to be substantially below seasonal norms, our annual revenues and earnings could be materially and adversely affected.
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
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our spirits business, operations or financial performance, and water scarcity or poor quality could negatively impact our production costs and capacity.
Our spirits business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events, or changes in the frequency or intensity of weather events, can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.
Water is essential in our product production and is a limited resource in some of the regions in which our third-party producers operate. If climate patterns change and droughts become more severe in any of the regions in which our third-party producers operate, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. Such events could adversely affect the results of operations and financial condition.

During the fermentation process required to make spirits, carbon dioxide is produced and vented into the atmosphere. Currently there are no regulations in the industry requiring capture of carbon dioxide. If a government decided to implement such requirements, it might not be technically feasible for our third-party producers to comply, or to comply in a way that allows us to purchase product from them profitably. Failure to implement any such rules could result in temporary or permanent loss of licenses, fines, penalties or other negative outcomes for our third-party producers, which could adversely affect our ability to acquire products from them for resale.
The equipment our third party producers use to make our products may not perform as planned or designed.
The equipment our third party producers use to make our products may not perform as planned or designed. Such failures could significantly extend the time required to make batches of products for sale. As such, our reputation could suffer, thereby impacting future sales and revenues. Further, equipment is subject to breakage and downtime, including after the lapse of a warranty period related to such equipment, which could require our third party producers to expend unanticipated resources to repair or replace such equipment, thereby delaying, reducing or otherwise impacting our anticipated revenues from the sale of products they produce for us under contract.
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
Companies operating in the alcoholic beverage industry may, from time to time, be exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups and governmental agencies have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the use or misuse of alcohol, and efforts have been made attempting to tie the consumption of alcohol to certain diseases, including various cancers. Recently, trial lawyers and third-party groups have been advertising on social media seeking potential plaintiffs for claims related to the use of alcohol as a cause of a cancer they may suffer from, or have suffered from in the past. These efforts and campaigns could result in an increased risk of litigation against us and other companies in our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.
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
There is a risk that competitors, members of the public or others who want to hurt our company or our brand, begin to post false information on social media about our company or our brands that causes a backlash among consumers, or use AI to create false narratives about our company. There is also a risk that social media influencers, pundits or public personalities who may be viewed as controversial attempt to align themselves with our company or our brands that causes a backlash among consumers.
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
A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, the State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, which generally require companies that collect, use, share and otherwise process “personal information” (which is broadly defined) of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur additional expenditures to comply.
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
Although we try to ensure that we do not infringe on any third-party trademark, or use unapproved logos or images in our marketing, certain branches of the U.S. military or first responders may object to our brand positioning under our Salute Series or related spirits lines or to our use of certain terms, marks, images or logos. While we have successfully navigated this issue over the past seven years with our 1st Special Forces Group Whiskey honoring the 1st Special Forces Group at Joint Base Lewis McChord, another branch of the military may take issue with our brand positioning related to that branch or to a particular product or its packaging. Likewise, there is no guarantee that the TTB will approve our label designs for any such branch or that after approval by the TTB that such approval may later be rescinded. Such results would require us to rethink our branding or designs for one or more branches or products. Any successful challenge to our effort around this line of products could diminish our ultimate future growth opportunities from this product concept.
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
We might not be able to secure or keep permits and/or licenses required to operate our business, including but not limited to building and trades permits, Conditional Use/Special Use Permits or other zoning permits, health permits, our federal TTB license, federal Food and Drug Administration license, state liquor licenses or other licenses or permits. Any such suspension or losses could negatively impact our financial results.
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
Our products could be subject to a voluntary or involuntary recall for any number of reasons. In such an event, we may be forced to repurchase products we have already sold, cover other costs associated with the products or the recall, cease the sale of product already in the sales pipeline, or destroy product still in our control or that we are still processing. Any such product recalls could negatively impact our financial performance and impugn our reputation with consumers.
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
We currently use a three-tier compliant third-party retailer that resells, ships and handles fulfillment for certain of our products directly to consumers in 45 states and the District of Columbia. There are several risks associated with direct-to-consumer shipping, including that one or more states could decide such activities do not comport with their specific laws or regulations. In addition, there is a risk the third-party fulfillment firm could be forced to curtail or cease operations by virtue of a federal or state demand or reinterpretation of statute or rule, or that such firm could exit the market on its own free will. In any of these cases, the loss of direct-to-consumer shipping would likely lead to fewer sales, less revenue, and less profitability for our company, which could impact the value of our common stock. The loss of such sales and revenue could also negatively impact our operating plan as we would have less operating cash flow to work with, which could force us to alter our growth and marketing plans. There is also a risk that a third-party delivery company that is delivering the product to a consumer could leave a package where an individual under the age of 21 can gain access to it, or that such company could deliver a package to a location and fail to verify the person’s age. In such case, a state or local enforcement entity could attempt to claim we are partially culpable in the delivery to a person who is not 21 years of age. If that person were to consume the product and engage in an activity dangerous to themselves or others that causes death or serious bodily injury, a claim could be made against us as being part of the transaction. We could fail to successfully defend any such claims, in addition to paying monetary damages. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management or negatively impact the reputation of our company.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and you could lose all or part of your investment.
In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:
•actual or anticipated fluctuations in our financial condition and operating results;
•actual or anticipated fluctuations in the market price of $IP Tokens;
•announcements of developments relating to the Story Network or the usage of the Story Network for intellectual property content-centric use cases related to the ownership, permissions and usage rights associated with digital works;
•announcements of new product offerings or technological innovations by us or our competitors or by the Story Network or competitors of the Story Network;
•negative sentiment in the cryptocurrency markets in general that drag down the $IP Token’s value and / or our stock price’
•announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
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
Any of these factors may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment.
Investors could experience a reduction in share price for our common stock they own, or dilution resulting from the exercise of warrants into common stock or the conversion of preferred stock into common stock, or the vesting and settlement of equity grants to employees, directors and consultants.
As warrant holders exercise warrants to purchase common stock, or holders of preferred stock convert their preferred stock into common stock, and then attempt to sell those shares into the market, if there is not demand for shares of our common stock equal to, or greater than, the number of shares such security holders seek to sell, the price of our common stock could decline. If an employee, director or consultant who received restricted stock units or other equity awards as part of a compensation plan attempts to sell those shares into the market without equal or greater demand in the market for those shares, such attempted sales of our common stock could negatively impact the price of our common stock. The creation of common stock from warrants or preferred stock conversions, or the granting of stock or other equity under a compensation plan that results in the issuance of common stock, will create dilution for common stock holders, and potentially impact the per share value of our common stock, impacting their investments.
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
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. In April 2025, we received a notice from Nasdaq that indicated that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our common stock was below $1.00 per share for the prior thirty (30) consecutive business days. We were able to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement following the reverse stock split of our common stock that we effected in November 2025.
On March 20, 2026, we received a written notice from Nasdaq notifying us that it has determined to delist our common stock as we were not in compliance with Nasdaq Listing Rule 5550(a)(2) as the bid price of our common stock closed below $1.00 per share for 30 consecutive business days from February 5, 2026 through March 19, 2026. Although companies are typically provided a 180-calendar-day compliance period to regain compliance with the minimum bid price requirement, the notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period because we effected a reverse stock split within the prior one-year period, specifically a 1-for-20 reverse stock split on November 5, 2025. As a result, Nasdaq determined that our common stock would be delisted, and Nasdaq would file a Form 25 with the SEC to effect the delisting and deregistration of our common stock under Section 12(b) of the Securities Exchange Act of 1934, on March 31, 2026 unless we timely requested a hearing to appeal the Nasdaq staff's determination by March 27, 2026. On March 27, 2026, we filed with Nasdaq an appeal of its delisting determination and a hearing on the appeal has been scheduled by Nasdaq for April 30, 2026. Our filing of the appeal has stayed the suspension of our common stock and the filing of the Form 25 pending the outcome of the hearing. In anticipation of such hearing, on April 10, 2026, our stockholders approved a proposal to authorize a reverse stock split of our common stock at a ratio of 1:3 to 1:20, the actual ratio to be determined by our board of directors on or prior to June 30, 2026. We expect to effect such a reverse stock split prior the scheduled Nasdaq hearing of our appeal.
There can be no assurance or guarantee that our Nasdaq appeal will be successful. Any de-listing of our common stock in the future would likely have a negative effect on the price of our common stock and could impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to try to restore our compliance with the Nasdaq marketplace rules, but our common stock may not be listed again, and such actions may not stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq marketplace rules.
In addition, Nasdaq has proposed changes to its continued listing standards that, if approved by the SEC, would require companies listed on the Nasdaq Global Market and Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million. Under the proposal, which Nasdaq filed with the SEC on January 13, 2026, a company whose MVLS remains below $5 million for 30 consecutive business days would be subject to a Staff Delisting Determination, immediate suspension of trading on Nasdaq, and eventual delisting, without any compliance period or automatic stay of suspension during an appeal. The proposed rule change was published for comment by the SEC on January 26, 2026, and the public comment period, which was originally set to expire on February 19, 2026, was extended to April 29, 2026. Nasdaq’s rule filing remains subject to SEC review, and it may be approved, disapproved, or modified. If the proposal is adopted in its current form, and if we fail to maintain MVLS above the new threshold, Nasdaq could suspend trading in, or ultimately delist, our common stock, which could materially and adversely affect the liquidity and market price of our securities and impose burdens on holders seeking to sell their shares.
If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may reduce the trading activity in the secondary market for our common stock, so stockholders may have difficulty selling their shares.
We could use shares of our common stock to acquire a position in, or all of, another company or brand, which could result in dilution for stockholders of record at that time.
In the future we could use shares of our common stock as a form of currency to invest in or acquire other companies, assets or brands. The issuance of these shares would be dilutive to other stockholders of our company. Our management and our board of directors will make these decisions and stockholders may have little to no view or say in these transactions. As such, the issuance of such shares creating dilution could result in lower returns for investors. Any company, assets or brand that we invest in or acquire might not fit our portfolio and might not yield a return for us or our stockholders. The strategy may not work and may result in a dilutive effect from the issuance of those shares that could result in a loss of some or all of the investment for stockholders.
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
We incur significant costs from operating as a public company, and our management expects to devote substantial time to public company compliance programs.
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
To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
Provisions in our third amended and restated certificate of incorporation and second amended and restated bylaws may delay or prevent a change of control of our company or changes in our management and include provisions that:
•provide for a staggered board of directors;
•authorize our board of directors to issue, without further action by the stockholders, additional shares of undesignated existing preferred stock;
•require the affirmative vote of the holders of at least 2/3 of the voting power of all of our outstanding shares of voting stock, voting together as a single class, to amend, alter, change or repeal our bylaws or certain provisions of our third amended and restated certificate of incorporation;
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
Our Third Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders.
Our third amended and restated certificate of incorporation filed on February 17, 2026 with the Delaware Secretary of State provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory law or Delaware common law, subject to certain exceptions: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (3) any action asserting a claim against us arising pursuant to provisions of the Delaware General Corporation Law or our third amended and restated certificate of incorporation or second amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our third amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. By agreeing to the exclusive forum provisions, investors will not be deemed to have waived our compliance obligations with any federal securities laws or the rules and regulations thereunder.
This exclusive forum provision will not apply to claims under the Exchange Act. In addition, our third amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were facially valid under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, any loan arrangement we enter into in the future may contain terms prohibiting or limiting the number or amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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

In addition, our board of directors created a Technology and Cryptocurrency Committee that oversees our cybersecurity risk management framework and approves any cybersecurity policies, strategies, and risk management practices.
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
Item 2. Properties
We maintain our principal corporate offices and a distribution warehouse in leased facilities in Gig Harbor, Washington. We believe our facilities are adequate for our current needs and that suitable additional space will be available on commercially-acceptable terms as required.
Item 3. Legal Proceedings
We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations, cash flows or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Currently, there is no litigation pending against our company that could materially affect our company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We completed our initial public offering of our common stock on November 25, 2024. Our common stock is traded on The Nasdaq Capital Market under the symbol “IPST.” As of March 31, 2026, there were 10,283,427 shares of our common stock outstanding. There were approximately 290 stockholders of record on our stock ledger at March 31, 2026 in addition to the number of public stockholders holding shares in street name, the details of which are not reported to us. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section, “IP Strategy,” “we,” “us,” “our,” or the “Company” refer to IP Strategy Holdings, Inc. and its consolidated subsidiaries, including its principal operating subsidiary, Heritage Distilling Company, Inc. (“Heritage,” “Heritage Distilling” or “HDC”).
Business Overview
In connection with the development of our cryptocurrency treasury reserve policy, on August 15, 2025, we completed a $223.8 million private investment in public equity (“PIPE”) transaction wherein we ended up owning 53.2 million $IP Tokens in our digital asset treasury. Details of the PIPE transaction are summarized below. The $IP Token is the native cryptocurrency of the Story Network, running on the Story IP layer 1 blockchain. The $IP protocol and related $IP Tokens can be used to pay for computational services on the Story Network, to mint or manage digital rights objects, or to transfer value in network-native transactions. These tokens can also be exchanged for fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions using decentralized trading protocols. As part of our treasury reserve strategy, we set up a validator business as a reporting segment to generate ongoing recurring revenue from activities associated with such validation efforts.
In our spirits segment we produce, market and sell super premium whiskeys and premium flavored whiskeys. We believe we have developed differentiated products that are responsive to consumer desires for rewarding and novel taste experiences. We sell our spirits products through our DtC channel, via wholesale distributors and through TBN partners.
Our Crypto and Related Business
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
Our Spirits Business
Our spirits business operates in the craft segment of the approximately $288 billion global spirits market. Our growth strategy is centered on three primary initiatives. First, we are expanding higher-margin DtC sales through a compliant third-party platform that enables shipments to consumers in 46 states, representing approximately 96.8% of the U.S. population, allowing us to build direct customer relationships and leverage consumer data to drive repeat purchases and targeted marketing. Second, we aim to increase wholesale volume through key national and regional accounts by using DtC brand-building efforts to support distributor partnerships and retail pull-through. Third, we are growing the TBN model, under which tribal partners own and operate production and retail businesses using our brands, intellectual property and operational support in exchange for royalties on gross sales. We believe this regional production and distribution network enhances brand localization, drives trial and awareness, and creates synergies with our wholesale channels as both footprints expand.

Key Factors Affecting Our Operating Results
Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:
Market Price of the $IP Token
We use the fair value method of accounting to report our operating results, in accordance with U.S. GAAP. We currently own approximately 52.2 million $IP Tokens, some of which were acquired at a significant discount to the then market value. For each reporting period, our $IP Token treasury will be reflected at the market price of $IP Tokens and the aggregate change in the fair value of our treasury of $IP Tokens will be reflected as a gain or loss in our consolidated statement of operations. For each reporting period, our consolidated statement of operations will reflect a net gain or loss commensurate with the respective change in market value of a $IP Token (across the number of $IP Tokens that we hold in our treasury). Accordingly, assuming the number of $IP Tokens we hold remains constant at approximately 52.2 million, every $1.00 increase in the market value of a $IP Token will represent a gain of approximately $52.2 million that we must recognize; and conversely, every $1.00 decrease in the market price of a $IP Token will represent a loss of approximately $52.2 million that we must recognize. The more the $IP Token price increases or decreases in the market, the greater the gain or loss we will be required to report, and depending on market conditions from quarter to quarter, we could see significant swings in gains or losses simply due to marking the value of the $IP tokens we hold to their market value.
Pricing, Product Cost and Margins
Previous to August 2025, most of our revenue was generated by retail sales of our spirits in our retail tasting rooms, which we closed on December 31, 2025, wholesale spirits sold through distributors, and spirits sold through our eCommerce platform. Beginning in September 2025 we established a validator program to begin deriving revenue from staking rewards tied to our $IP Token holdings, which now accounts for the majority of our revenue at margins exceeding 95%. Going forward, as we transition spirits production to third parties we expect our expenses related to production, sales and marketing of our spirits brands will go down. Also, as we focus on the highest margin spirits brands while we shed high overhead real estate leases, equipment and depreciation expenses, we expect to see margins associated with our sprits brands to increase. Given our relatively small production volumes compared to the broader spirits market, we believe that disciplined cost management and favorable barrel pricing position us to improve topline revenue and profitability within our spirits segment as volumes grow, although continued macroeconomic uncertainty could impact overall consumer demand.
Development of our Cryptocurrency Validator Business
In September 2025, we completed the testing of a validator to stake a large portion of those tokens to earn yield. By mid-September 2025, we completed the testing and onboarding of the bulk of our $IP Tokens onto the validator, from which we earn significant yield on a daily basis in the form of new $IP Tokens awarded to us. We will report our earnings from our validator services quarterly, reporting the income in U.S. dollars, with the value of any $IP Token rewards to be determined based on the market price of the $IP Token as reported publicly on Coinbase as of the time such rewards are earned.
Key Components of Results of Operations
Net Revenues
Our validator business revenue is primarily generated through blockchain rewards from participation in proof-of-stake networks (“Staking Revenue”), where we validate or create blocks on the Story Network using staking validators we control. In exchange for these validation services, we earn $IP Tokens, the native token of the Story Network. Revenue is recognized at the point in time when a block is successfully created or validated and the related rewards are transferred to digital wallets we control. Each block validation represents a distinct performance obligation. For the year ended December 31, 2025, we recognized blockchain rewards revenue (Staking Revenue) on a gross basis, as we act as principal of our contracts by providing the $IP Tokens required for staking. Blockchain rewards are recorded in crypto and related revenue on the consolidated statements of operations. Revenue is measured based on the number of tokens received and their fair value at contract inception.
Our spirits business net revenues consist primarily of the sale of spirits and services domestically in the United States. Customers consist primarily of wholesale distributors and direct consumers. Substantially all revenue is recognized from products transferred at a point in time when control is transferred, and contract performance obligations are met. Service revenue represents fees for distinct value-added services that we provide to third parties, including production, bottling, marketing, consulting and other services, including for the TBN, aimed at growing and improving brands and sales. Service revenue is recognized over the period in which the service is provided.
Cost of Revenue
We recognize the staking and validator business cost of revenue in the same manner that the related revenue is recognized. Our cost of revenue consists of AWS data center incidences that run the validator protocol and software, financial software to track each token earned and their value, consulting agreements related to managing the validator work and contracted computer programmers to insure validator uptime.
We recognize the spirits business cost of revenue in the same manner that the related revenue is recognized. Our cost of revenue consists of product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities and personnel-related expenses associated with supply chain logistics.
Gross Profit and Gross Margin
Our gross profit for both our crypto and spirits business is the difference between our revenues and cost of revenue. Gross margin percentage is obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by several factors, including:
•Market conditions that may impact the market value of our investment in intangible digital assets (SIP Tokens);
•Market conditions that impact the market value of the blockchain rewards (staking revenue);
•Staking yields for work performed on the validator;
•The cost of third party computer services that house our validator;
•The volume of tokens that we stake or commit to covered calls, and the terms of the related contracts;
•The volume of third party tokens assigned to our validator;
•Market conditions that may impact our pricing;
•Our cost structure for manufacturing operations, including contract manufacturers, relative to volume, and our product support obligations;
•Our capacity utilization and overhead cost absorption rates;
•Our ability to maintain our costs on the components that go into the manufacture of our products;
•Seasonal sales offerings or product promotions in conjunction with plans created with our distributors or retail channels;
•Our closure of our tasting rooms; and
•Our closure of our distillery operations and shift to third party production.
We expect our gross profit and gross margin to fluctuate over time, depending on the factors described above.
Sales and Marketing
Sales and marketing expenses through December 31, 2025 consisted primarily of employee-related costs for individuals working in our sales and marketing departments, our tasting room general managers and our hourly tasting room associates up to the date we closed all retail tasting rooms on December 31, 2025. It also included the executives to whom all general managers reported, and the executives whose primary function was sales or marketing, and rent and associated costs for running each tasting room up through the closing date of December 31, 2025. The expenses included our personnel responsible for managing our e-commerce platform, wages, commissions and bonuses for our outside sales team members who market and sell our products to distributors and retail end users and the associated costs of such sales. Sales and marketing expenses also included the costs of social media, influencers, and other traditional marketing costs, costs related to trade shows and events and an allocated portion of overhead costs. We expect our sales and marketing costs reduce given our restructuring of the spirits business. We also expect significant cost reductions in sales and marketing moving forward as a result of closing the tasting rooms and the resulting head count reductions otherwise reported.

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
As of December 31, 2025, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 431,566 shares based upon the grant date with a fair value of $4,150,465.11. We recognized an aggregate of $2,684,995 of previously-unrecognized compensation expense for RSU awards upon completion of our initial public offering (“IPO”).
Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Intangible Digital Assets
Our intangible digital assets consist solely of $IP Tokens in our digital treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the consolidated statements of operations. For the year ended December 31, 2025, we recognized a fair value loss of approximately $118,200,000, driven by market fluctuations in the $IP Token. As of December 31, 2025, the fair value of intangible digital assets on our consolidated balance sheet was $91,701,000 using the closing price per $IP Token of $1.72. We continue to hold substantially all $IP Tokens for investment and may stake them periodically.
Change in Fair Value of Convertible Notes and Warrant Liabilities
We elected the fair value option for the convertible notes we issued in 2022 and 2023 (the “Convertible Notes”) and the warrants that were issued in connection with the Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value reported in our consolidated statements of operations as a component of other income (expense). We believe the fair value option better reflects the underlying economics of the Convertible Notes and the related warrants given their embedded conversion or exercise features. As a result, the Convertible Notes and the related warrants were recorded at fair value upon issuance and were subsequently remeasured at each reporting date until settled or converted upon the occurrence of our IPO on November 25, 2024. Accordingly, the Convertible Notes and the related warrants are recognized initially and subsequently (through and including their exchange for common stock, or in the case of the warrants, the fixing of their exercise price) at fair value, inclusive of their respective accrued interest at their stated interest rates, which are included in convertible notes on our consolidated balance sheets. The changes in the fair value of the Convertible Notes and related warrants were recorded as “changes in fair value” as a component of other income (expenses) in our consolidated statements of operations. The changes in fair value related to the accrued interest components of the Convertible Notes were also included within the single line of change in fair value of convertible notes on our consolidated statements of operations. Upon the initial public offering of our common stock (on November 25, 2024), the fair value of the Convertible Notes and related warrants were converted to equity effective November 25, 2024.
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of December 31, 2025 and December 31, 2024, respectively, we had a 11.8% and 12.2% ownership interest in Flavored Bourbon, LLC, respectively, and did not record any impairment charges related to our investment in Flavored Bourbon, LLC for the year ended December 31, 2023. In January 2024, Flavored Bourbon LLC conducted a capital call, looking to raise $12 million from current and new investors at the same valuation as its last raise. We chose not to participate in the raise, but still retained our rights to full recovery of our capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million, which we must be paid in the event the brand is sold to a third party, or we can block such sale. As of the end of 2024, a total of $9,791,360 of the $12 million had been raised, and it was unclear if an effort would be made to round out the remainder of the initial targeted raise. We retain a 11.8% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, we performed a qualitative assessment of our Investment in Flavored Bourbon, LLC. On the basis of our analysis we determined that the fair value of our Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,222, with the resulting increase in fair value of $3,421,222 recorded as gain on increase in value of Flavored Bourbon, LLC on our condensed consolidated statement of operations for the six months ended June 30, 2024, and recorded no further adjustment in the value of Flavored Bourbon, LLC through the remainder of 2024.
As of December 31, 2025, we evaluated qualitative impairment indicators for our non-controlling minority equity investment in Flavored Bourbon, LLC as of the measurement date. There have been no observable share sales, financing rounds, or brand-level transactions to provide direct price discovery. Therefore, we estimated fair value using Level 3 inputs consistent with ASC 820 (market participant assumptions).
Based on (i) the reported contraction in craft spirits, (ii) the reported slowdown in overall alcohol participation and spirits supplier revenue, (iii) reported flavored whiskey category softness, (iv) continued distributor-tier consolidation and sales force reductions, (v) lack of consistent marketing or sales activity for the brand for the latter half of 2025, and (vi) public-company earnings deterioration and impairment activity, management concluded the investment’s carrying value exceeds fair value. A write-down of 23.5%, or $3,357,027, from the previously recorded $14,285,222 down to $10,928,195 as of December 31, 2025, is the best estimate within a supportable 20%–25% range.
Gain on Extinguishment of Debt
Gain on extinguishment of debt consisted of gain recognized in conjunction with the August 2025 settlement of the Silverview loan, for which approximately $2,611,000 was recognized as gain on settlement. The approximately $12,666,000 in principal and interest due on the loan was paid with approximately $7,092,000 in cash and 200,000 warrants (with a value of approximately $2,964,000).
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
As of September 30, 2024, the fair value of the convertible notes issued in 2023 and 2024 (the “Whiskey Notes”) and related warrant liabilities, which notes and warrants were exchanged for 119,954 shares of common stock and 27,346 prepaid warrants in April 2024, was $14,283,752 and $18,658, respectively, which reflected the impact of the then-anticipated pricing of our initial public offering of $100 per share in the valuation calculation methodology. Upon the effectiveness of our initial public offering (on November 25, 2024), the fair value of such convertible promissory notes and related warrant liabilities decreased and was reclassified from a liability to equity in the aggregate amount of $11,784,068 (representing the 119,954 shares of common stock and 27,346 prepaid warrants for which the Whiskey Notes were exchanged, multiplied by the price per share of our common stock of $80 in our November 25, 2024 initial public offering, with the remaining $2,499,684 recorded as a gain for the decrease in fair value of those convertible notes and related warrant liabilities for the period from September 30, 2024 to the date of our initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes is relieved and they were reclassified to equity.
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
Restructure Costs
On October 23, 2025, we announced that we would close our five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of our production from in-house production to third party contract producers beginning in the first quarter of 2026 (the “Restructuring”). As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring.
Income Taxes
Section 382 Ownership Changes and Limitation on Net Operating Loss Carryforwards
We engaged an outside accounting firm to perform an analysis under Internal Revenue Code (“IRC”) Section 382 to determine whether changes in ownership of our stock could limit the future utilization of our NOL carryforwards and certain tax credits. The analysis covered the period beginning March 22, 2018, when we ceased operating as an S corporation and became a C corporation, through December 31, 2025.
Under IRC Section 382, if a corporation undergoes an “ownership change,” generally defined as a cumulative increase of more than 50 percentage points in the ownership of 5% shareholders over a rolling three-year period, the corporation’s ability to utilize its pre-change NOLs and certain tax attributes may be subject to an annual limitation. The limitation is generally calculated based on the fair market value of the corporation immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to certain adjustments.
Based on the analysis, we experienced ownership changes on November 25, 2024 and August 15, 2025, primarily in connection with our initial public offering and subsequent equity transactions. These ownership changes resulted in limitations on our ability to utilize certain NOL carryforwards and tax credits generated prior to those dates.
As of December 31, 2024, we had approximately $61.5 million of federal NOL carryforwards and approximately $192 thousand of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, we generated additional federal NOLs of approximately $13.3 million and $32,000 of federal tax credit, resulting in total federal NOL carryforwards of approximately $74.8 million and federal tax credit approximately $224,000 as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize its NOLs and certain tax credits is limited on an annual basis.
Based on the Section 382 limitation analysis, we expect that our tax attributes will be released and available for use gradually over multiple years rather than immediately. For example, estimated annual availability includes approximately:
•$0.8 million available in 2024 (partial year following the ownership change);
•approximately $5.4 million per year from 2025 through 2028;
•approximately $4.7 million in 2029; and
•approximately $1.0 million per year thereafter until the remaining attributes are fully utilized.

The additional NOLs generated during 2025 of approximately $13.3 million may also be subject to the Section 382 limitation to the extent such losses are treated as pre-change attributes or otherwise limited under applicable tax rules. As a result, we expect that a portion of its NOL carryforwards, including those generated in 2025, will be utilizable only over an extended period of time in accordance with the applicable annual limitation amounts.
As reflected in the rollout schedule included in the analysis, a portion of our tax attributes will become available over time through approximately 2044 and subsequent tax years, subject to our generating sufficient taxable income to utilize those attributes.
The analysis also indicates that approximately $189,000 of tax credits may be permanently limited and therefore unavailable for utilization as a result of the Section 382 limitations. We will update this estimate to reflect the impact of additional NOLs generated in 2025 of approximately $13.3 million and any resulting changes in the amount of tax attributes that may be limited or available in future periods.
We will continue to evaluate the impact of these limitations as part of our ASC 740 income tax accounting, including the assessment of deferred tax assets and related valuation allowances. Future ownership changes, additional losses generated in 2025 and subsequent years, or changes in taxable income projections could further impact our ability to utilize our NOL carryforwards and other tax attributes.
Comparison of the Results of Operations for the Years Ended December 31, 2025 and 2024
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024	Change
REVENUE
Crypto and Related	$4,951,565	$—	$4,951,565
Spirits Products	4,198,887	6,614,933	(2,416,046)
Spirits Services	968,935	1,787,555	(818,620)
Total Net Revenues	10,119,387	8,402,488	1,716,899

COST OF REVENUE
Crypto and Related	234,590	—	234,590
Spirits Products	4,258,037	6,173,189	(1,915,152)
Spirits Services	66,670	103,452	(36,782)
Total Cost of Revenue	4,559,297	6,276,641	(1,717,344)
Gross Profit	5,560,090	2,125,847	3,434,243

OPERATING EXPENSES
Sales and Marketing	5,497,018	6,038,636	(541,618)
General and Administrative	12,414,810	11,006,021	1,408,789
Change in Fair Value of Intangible Digital Assets	118,199,949	—	118,199,949
Restructure Costs	3,392,744	—	3,392,744
Total Operating Expenses	139,504,521	17,044,657	122,459,864
Operating Income / (Loss)	(133,944,431)	(14,918,810)	(119,025,621)

Other Income (Expense)
Interest Expense	(1,642,234)	(2,535,701)	893,467
Impairment (Loss) / Gain on Investment	(3,357,027)	3,421,222	(6,778,249)
Gain on Extinguishment of Debt	1,673,127	—	1,673,127
Change in Fair Value of Convertible Notes	—	14,028,067	(14,028,067)
Change in Fair Value of Warrant Liabilities	—	736,580	(736,580)
Change in Fair Value of Contingency Liability	(62,424)	—	(62,424)
Other Income / (Expense)	(390,816)	(11,750)	(379,066)
Total Other Income / (Expense)	(3,779,374)	15,638,418	(19,417,792)
Income / (Loss) Before Income Taxes	(137,723,805)	719,608	(138,443,413)
Income Taxes	8,490	(9,150)	17,640
Net Income / (Loss)	$(137,715,315)	$710,458	$(138,425,773)

Net Income / (Loss) Per Share, Basic	$(16.03)	$0.98	$(17.01)

Weighted Average Common Shares Outstanding, Basic	8,619,951	64,066	8,555,885

Net Income / (Loss) Per Share, Diluted (See Note 16)	$(16.03)	$(39.46)	$23.43

Weighted Average Common Shares Outstanding, Diluted	8,619,951	353,887	8,266,064

Cost of Revenue of approximately $4,559,000 and $6,277,000, and Operating Expenses of approximately $139,505,000 and $17,045,000 for the years ended December 31, 2025 and 2024, respectively, included non-cash share-based compensation for employees (personnel) and consultants of approximately $4,487,000 and $4,892,000, respectively, as follows:

	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Production / Cost of Revenue	$121,000	$178,000	$(57,000)
Sales and Marketing	647,000	730,000	(609,000)
General and Administrative	3,699,000	2,414,000	(1,767,000)
Subtotal Employee Compensation	4,467,000	3,322,000	(2,433,000)
Professional Fees	20,000	1,570,000	(1,550,000)
Total Non-Cash Share-Based Compensation	$4,487,000	$4,892,000	$(3,983,000)
Netting out the non-cash share-based compensation from the Total Operating Expenses resulted in cash based Operating Expenses for the year ended December 31, 2025 of approximately $13,424,000, compared to approximately $12,153,000 for the year ended December 31, 2024, an increase of approximately $1,271,000.
Net Revenues - Crypto and Related Business

	Years Ended December 31, (rounded to $000’s)
Net Revenues - Crypto and Related	2025	2024	Change
Validator Business - Blockchain Rewards (Staking Revenue)	$4,952,000	$—	$4,952,000
	$4,952,000	$—	$4,952,000
Net revenues were approximately $4,952,000 and $0 for the years ended December 31, 2025 versus 2024, respectively, an increase of approximately $4,952,000, or 100%, period over period. There were no comparable revenues in 2024 as we began recognizing staking and validator revenues on September 18, 2025. For the year ended December 31, 2025, substantially all Crypto and Related Revenue was related to Self-Staking.
Of the total revenues related to cryptocurrency we drive operational revenues in two ways: 1) self-staking (tokens we own being staked on our own validator); and 2) staking of third-party tokens. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that we control. Validator services were tested in early September and were fully functional as of September 18, 2025, meaning the revenue from this activity was only active for the fourth quarter of 2025, and approximately two weeks of the twelve weeks of the third quarter of 2025.
Cost of Revenue — Crypto and Related Business
Cost of revenue was approximately $235,000 and $0 for the years ended December 31, 2025 and 2024, respectively, an increase of approximately $235,000 from $0 period over period. Cost of revenue consisted primarily of technology platform expenses, external engineering support, consulting services, and blockchain transaction fees and blockchain rewards payable to third party delegators related to crypto operating activities. There were no comparable cost of revenue in 2024 as we began recognizing staking and validator revenues and incurring related cost of revenue once our validator services was operational on September 18, 2025.

	Years Ended December 31, (rounded to $000’s)
Cost of Revenue - Crypto and Related	2025	2024	Change
Blockchain Fees	$86,000	$—	$86,000
Validator Fees	149,000	—	149,000
	$235,000	$—	$235,000

Gross Profit — Crypto and Related Business
Gross profit was approximately $4,717,000 and $0 for the years ended December 31, 2025 and 2024, respectively, a increase of approximately $4,717,000, or 100%, period over period, and included:

Total Gross Profit - Crypto and Related	Years Ended December 31, (rounded to $000’s)		Change
	2025	2024
Blockchain Rewards (Staking Revenue) Gross Profit	$4,612,000	$—	$4,612,000
Validator Gross Profit	105,000	—	105,000
	$4,717,000	$—	$4,717,000

Total Gross Margin - Crypto and Related	Years Ended December 31,		Change
	2025	2024
Blockchain Rewards (Staking Revenue) Gross Profit	98.2%	—%	98.2%
Validator Gross Profit	41.3%	—%	41.3%
	95.3%	—%	95.3%
It is important to note that there were no comparable cost of revenue in 2024 as we began recognizing staking and validator revenues and incurring related cost of revenue upon beginning our validator service on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers above are based on the total revenues for the years ended December 31, 2025 and 2024 as follows:

Total Revenues - Crypto and Related	Years Ended December 31, (rounded to $000’s)		Change
	2025	2024
Validator Business - Blockchain Rewards (Staking Revenue)	$4,698,000	$—	$4,698,000
Validator Business - Internal Token	241,000	—	240,000
Validator Business - Third Party Token	13,000	—	13,000
	$4,952,000	$—	$4,952,000
•Gross margin was approximately 95.3% and 0% for the years ended December 31, 2025 and 2024, respectively, based upon total net revenues of approximately $4,952,000 and $0, respectively.
Net Revenues - Spirits Business

	Years Ended December 31, (rounded to $000’s)
Net Revenues - Spirits Business	2025	2024	Change
Products	$4,199,000	$6,615,000	$(2,416,000)
Services	969,000	1,787,000	(818,000)
	$5,168,000	$8,402,000	$(3,234,000)
Net revenues were approximately $5,168,000 and $8,402,000 for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $3,234,000, or 38.5%, period over period.

The approximately $2,416,000 net decrease in products sales, period over period, included:

	Years Ended December 31, (rounded to $000’s)
Product Revenues - Spirits Business	2025	2024	Change
Wholesale	$1,241,000	$1,596,000	$(355,000)
Retail	2,958,000	3,899,000	(941,000)
Third Party	—	1,120,000	(1,120,000)
	$4,199,000	$6,615,000	$(2,416,000)
•The approximately $355,000 decrease in wholesale product revenues was primarily the result of reducing focus on lower margin items and the timing of orders through the wholesale channel moving between quarters.
•The approximately $1,120,000 decrease in third-party products sales was primarily a result of winding down our contracts on producing bulk whiskey for third parties in 2024 as we continue to shift our focus and resources into higher margin activities.
The approximately $818,000 decrease in net sales of services period over period included:

Services Revenue - Spirits Business	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Third Party Production	$22,000	$99,000	$(77,000)
Retail Services	913,000	1,442,000	(529,000)
Consulting and Other	34,000	246,000	(212,000)
	$969,000	$1,787,000	$(818,000)
•Net sales of services decreased by approximately $818,000 period over period, driven by an approximately $529,000 decrease in retail services due to reduced operating hours at select locations, an approximately $212,000 decrease in consulting fees as certain TBN projects progressed from development into construction following the completion of the Stillaguamish project, and an approximately $77,000 decrease in third-party production revenue following the intentional exit of a low-margin bottling contract in early 2024 as we shifted focus toward higher-margin activities.
Cost of Revenue — Spirits Business
Cost of revenue was approximately $4,325,000 and $6,276,000 for the years ended December 31, 2025 and 2024, respectively, an approximately $1,951,000 or 31.1% decrease, period over period. Cost of Revenue for the years ended December 31, 2025 and 2024 included approximately $121,000 and $178,000, respectively, of non-cash share-based compensation expenses related to RSU grant awards recognized for production employees.

Cost of Revenue - Spirits Business	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Products	$4,258,000	$6,173,000	$(1,915,000)
Services	67,000	103,000	(36,000)
	$4,325,000	$6,276,000	$(1,951,000)
The approximately $1,915,000 decrease in net products cost of sales period over period included: a decrease in product cost of approximately $1,757,000 to approximately $1,866,000 for the year ended December 31, 2025, from approximately $3,623,000 for the year ended December 31, 2024 which included an approximately $158,000 decrease in unabsorbed overhead to approximately $2,392,000 as of December 31, 2025 from approximately $2,550,000 as of December 31, 2024. We made the choice to move our sales focus onto higher margin products and away from low margin well-based products, resulting in fewer cases sold in 2025 relative to 2024. Fewer cases of production carrying the same amount of overhead increases the unabsorbed overhead, and the associated cost per case, using standard cost accounting methodologies. Assuming all other factors remain steady in the business, as we work to grow our Salute Series volume sales, which is our highest margin item, we will begin to see reductions in our unabsorbed overhead overall and per case, leading to higher gross margins. This is purely a function of how much excess capacity we have in our production system at the time while we transition from low margin, but high volume production to higher margin products.
Services cost of revenue decreased by approximately $36,000 to approximately $67,000 for the year ended December 31, 2025 from approximately $103,000 for the year ended December 31, 2024 primarily resulting from our ending a low-margin third party production contract for another brand and the wind down of barrel production for third parties.

Components of Products Cost of Revenue - Spirits Business	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Product Cost (from inventory)	$1,866,000	$3,623,000	$(1,757,000)
Overhead – Unabsorbed	2,392,000	2,550,000	(158,000)
	$4,258,000	$6,173,000	$(1,915,000)

Components of Products Cost of Revenue - Spirits Business	Years Ended December 31,
	2025	2024	Change
Product Cost (from inventory)	43.8%	58.7%	(14.9)%
Overhead – Unabsorbed	56.2%	41.3%	14.9%
	100.0%	100.0%	—%
•Unabsorbed overhead as a component of Product Cost of 56.2% and 41.3% for the years ended December 31, 2025 and 2024, respectively, are significant contributors to our current overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $1,757,000 decrease in products cost of revenue period over period is further detailed as follows:

Cost of Revenue Product Sales - Spirits Business	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Spirits – Wholesale	$852,000	$1,143,000	$(291,000)
Spirits – Retail	914,000	946,000	(32,000)
Spirits – Third Party	—	1,116,000	(1,116,000)
Merchandise and Prepared Food	100,000	418,000	(318,000)
Unabsorbed Overhead	2,392,000	2,550,000	(158,000)
	$4,258,000	$6,173,000	$(1,915,000)
•Products cost of revenue decreased by approximately $1.76 million period over period, driven primarily by a $291,000 reduction in wholesale product costs as we continued shifting away from lower-margin wholesale volume toward higher-margin direct-to-consumer sales, the elimination of third-party production costs due to no such activity in 2025, and a $158,000 decrease in unabsorbed overhead reflecting improved capacity utilization as production focus evolved. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).

Gross Profit -- Spirits Business
Gross profit was approximately $843,000 and $2,126,000 for the years ended December 31, 2025 and 2024, respectively, an approximately $1,283,000 decrease, or 60.3%, period over period, and included:

Total Gross Profit - Spirits Business	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Spirits Products	$(59,000)	$442,000	$(501,000)
Spirits Services	902,000	1,684,000	(782,000)
	$843,000	$2,126,000	$(1,283,000)

	Years Ended December 31,
Total Gross Margin - Spirits Business	2025	2024	Change
Products	(1.4)%	6.7%	(8.1)%
Services	93.1%	94.2%	(1.1)%
	16.3%	25.3%	(9.0)%

	Years Ended December 31, (rounded to $000’s)
Net Revenues - Spirits Business	2025	2024	Change
Products	$4,199,000	$6,615,000	$(2,416,000)
Services	969,000	1,787,000	(818,000)
	$5,168,000	$8,402,000	$(3,234,000)
It is important to note that for the years ended December 31, 2025 and 2024, respectively, the approximately $(59,000) and $442,000 in Products Gross Profit / (Loss), and the resulting low Gross Margin of (1.4)% and 6.7%, is after layering in the approximately $2,392,000 and 2,550,000 in unabsorbed overhead costs. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we expect unabsorbed overhead to be greatly reduced on a full year basis in 2026.
•Product gross profit of approximately $(59,000) and $442,000 for 2025 and 2024, respectively, resulted in low gross margins of (1.4)% and 6.7%, primarily due to the impact of approximately $2.4 million and $2.6 million of unabsorbed overhead in each period, as well as prior low-margin production contracts and inventory adjustments. Overall gross margins declined to 16.3% from 25.3% on lower net sales, but management expects meaningful improvement going forward as the Company reduces excess capacity and headcount, transitions to third-party production in 2026, and focuses on higher-margin initiatives, including direct-to-consumer and online sales, premium product expansion, and more efficient utilization of production capacity. (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead - Spirits Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $3,235,000 and $4,676,000 for the years ended December 31, 2025 and 2024, respectively, a decrease of approximately $1,441,000, or 7.0%, period over period, and included:

	Years Ended December 31, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products Gross Profit	$(59,000)	$442,000	$(501,000)
Add Back: Unabsorbed Overhead	2,392,000	2,550,000	(158,000)
Products Gross Profit Excluding Unabsorbed Overhead	2,333,000	2,992,000	(659,000)
Services Gross Profit	902,000	1,684,000	(782,000)
Total Gross Profit Excluding Unabsorbed Overhead	$3,235,000	$4,676,000	$(1,441,000)

	Years Ended December 31, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead - Spirits Business	2025	2024	Change
Products Gross Profit	(1.1)%	5.3%	(6.4)%
Add Back: Unabsorbed Overhead	46.3%	30.3%	15.9%
Products Gross Profit Excluding Unabsorbed Overhead	45.1%	35.6%	9.5%
Services Gross Profit	17.5%	20.0%	(2.6)%
Total Gross Profit Excluding Unabsorbed Overhead	62.6%	55.6%	7.0%
Gross Margin excluding unabsorbed overhead of 62.6% for the year ended December 31, 2025 compared to 55.6% for the same period in 2024 shows consistent performance, and remains a solid improvement compared to the 54.8% we reported for the full year 2023, indicating our efforts aimed at reducing overhead expenses and focusing on high margin items are starting to bear fruit.
Gross Profit Analysis - Spirits Business
Gross Margin numbers above are based on the total sales for the years ended December 31, 2025 and 2024 as follows:

Net Revenues - Spirits Business	Years Ended December 31, (rounded to $000’s)		Change
	2025	2024
Products	$4,199,000	$6,615,000	$(2,416,000)
Services	969,000	1,787,000	(818,000)
	$5,168,000	$8,402,000	$(3,234,000)
•Spirits business gross margin was approximately 16.3% in 2025 compared to approximately 25.3% in 2024 (or approximately 62.6% and 55.6%, respectively, excluding unabsorbed overhead) on net sales of approximately $5.2 million and $8.4 million, reflecting the significant impact of unabsorbed overhead and prior low-margin production contracts that were exited in 2024. Product gross margins were approximately (1.4)% in 2025 compared to approximately 6.7% in 2024 (or approximately 55.6% and 45.2%, respectively, excluding unabsorbed overhead), similarly impacted by excess capacity and overhead absorption. Management expects gross profit and margins to improve in 2026 as the Company transitions to third-party production, reduces headcount, and lowers unabsorbed overhead. (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $5,497,000 and $6,039,000 for the years ended December 31, 2025 and 2024, respectively, as follows:

Sales and Marketing Expense	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Personnel - Cash Wages and Related Expense	$2,844,000	$2,903,000	$(59,000)
Personnel - Share-Based Compensation	647,000	730,000	(83,000)
Tasting Room	73,000	144,000	(71,000)
Leases and Rentals	808,000	740,000	68,000
Sales and Marketing Expenses	416,000	503,000	(87,000)
Other	709,000	1,019,000	(310,000)
	$5,497,000	$6,039,000	$(542,000)
•The overall approximately $542,000 decrease in Sales and Marketing Expense was the result of a mix of reduced headcount in the wholesale sales team and retail tasting room sales staff, reduced retail tasting room hours as we responded to market conditions, a reduction in the issuance of equity compensation and the resulting associated expense recognition, and reduced spend on marketing activities.

General and Administrative Expenses
General and administrative expenses were approximately $12,414,000 for the year ended December 31, 2025, compared to approximately $11,006,000 for the year ended December 31, 2024. This approximately $1,408,000 increase included:

General and Administrative Expense	Years Ended December 31, (rounded to $000’s)
	2025	2024	Change
Personnel - Cash Wages and Related Expense	$1,460,000	$2,056,000	$(596,000)
Personnel - Share-Based Compensation	3,699,000	2,414,000	1,285,000
Recruiting and retention	(5,000)	20,000	(25,000)
Professional Fees	2,097,000	2,195,000	(98,000)
Professional Fees - Share-Based Compensation	589,000	1,571,000	(982,000)
Leases and Rentals	521,000	593,000	(72,000)
Depreciation	899,000	1,022,000	(123,000)
Other	3,154,000	1,135,000	2,019,000
	$12,414,000	$11,006,000	$1,408,000
•General and administrative expenses increased by approximately $1.4 million to $12.4 million million for the year ended December 31, 2025, from approximately $11.0 million in 2024, driven primarily by an approximately $1.3 million increase in non-cash share-based compensation, including RSU grants tied to deferred compensation and employee incentives, and an approximately $2.0 million increase in other general and administrative expense reflecting broader increases across operating categories such as insurance, public company director expenses, and a one-time accounting expense related to renegotiating warehouse leases. These increases were partially offset by an approximately $1.1 million decrease in professional fees, largely due to lower IPO-related audit costs in 2025, and an approximately $0.6 million decrease in cash wages and related expenses. Non-cash share-based compensation remained a significant component of G&A, representing approximately one-third of total expenses in both periods.
Interest Expense
Interest expense decreased by approximately $893,000 to approximately $1,642,000 for the year ended December 31, 2025, compared to approximately $2,536,000 for the year ended December 31, 2024. The decrease was primarily due to the settlement of the Silverview loan in August 2025.
Gain / (Loss) on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a loss of approximately $127,961,000 for the year ended December 31, 2025, (based on a closing price on December 31, 2025 of $1.72 per $IP Token), compared to $0 for the year ended December 31, 2024, as we had no similar $IP Tokens held for investment in 2024 and began recognizing fair value adjustments on $IP Tokens in 2025. The loss was primarily attributable to unfavorable market movements in the quoted price of $IP Tokens held for investment. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the consolidated statements of operations.
Restructure Costs
On October 23, 2025, we announced the Restructuring. As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. We had no such Restructuring Costs for the year ended December 31, 2024.
Gain on Extinguishment of Debt
In conjunction with the settlement of the Silverview loan in August 2025 approximately $2,611,000 was recognized as gain on settlement. The approximately $12,666,000 in principal and interest due on the loan was paid with approximately $7,092,000 in cash and 200,000 warrants (with a value of approximately $2,964,000).

Income Taxes
As of December 31, 2024, the Company had approximately $61.5 million of federal NOL carryforwards and approximately $192 thousand of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, the Company generated additional federal NOLs of approximately $13.3 million, resulting in total federal NOL carryforwards of approximately $74.8 million as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize our NOLs and certain tax credits is limited on an annual basis. The analysis determined an initial base annual Section 382 limitation of approximately $1.0 million, which may be increased in certain years by recognized built-in gains attributable to our assets.
Based on the Section 382 limitation analysis, we expect that our tax attributes will be released and available for use gradually over multiple years rather than immediately. For example, estimated annual availability includes approximately:
•$0.8 million available in 2024 (partial year following the ownership change);
•approximately $5.4 million per year from 2025 through 2028;
•approximately $4.7 million in 2029; and
•approximately $1.0 million per year thereafter until the remaining attributes are fully utilized.
The additional NOLs generated during 2025 of approximately $13.3 million may also be subject to the Section 382 limitation to the extent such losses are treated as pre-change attributes or otherwise limited under applicable tax rules. As a result, we expect that a portion of our NOL carryforwards, including those generated in 2025, will be utilizable only over an extended period of time in accordance with the applicable annual limitation amounts.
As reflected in the rollout schedule included in the analysis, a portion of the Company’s tax attributes will become available over time through approximately 2044 and subsequent tax years, subject to the Company generating sufficient taxable income to utilize those attributes.
The analysis also indicates that approximately $189,000 of tax credits may be permanently limited and therefore unavailable for utilization as a result of the Section 382 limitations. We will update this estimate to reflect the impact of additional NOLs generated in 2025 of approximately $13.3 million and any resulting changes in the amount of tax attributes that may be limited or available in future periods.
We will continue to evaluate the impact of these limitations as part of its ASC 740 income tax accounting, including the assessment of deferred tax assets and related valuation allowances. Future ownership changes, additional losses generated in 2025 and subsequent years, or changes in taxable income projections could further impact our ability to utilize our NOL carryforwards and other tax attributes.
Reverse Stock Splits
On May 11, 2024, our Board and stockholders approved, and on May 14, 2024 we effected, a .57-for-1 reverse stock split. On September 18, 2025, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1-for 5 to 1-for-20, without reducing the authorized number of shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of our stockholders. On October 26, 2025, the Board approved, and on November 5, 2025 we effected, a 1-for-20 reverse stock split. All share and per share numbers included in this filing as of and for all periods presented reflect the effect of that such reverse stock split unless otherwise noted.
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
Restructuring and Closure of Tasting Rooms; Production Transition
On October 23, 2025, we announced the Restructuring. These Restructuring actions are expected to result in significant reductions in our net expenses with a resulting positive impact to our net income, along with significant reduction in our headcount and overhead. The elimination of our in-house production and the eventual termination of our leases associated with operations is also expected to greatly reduce our unabsorbed overhead expense for every case of product we sell, thereby greatly improving our spirits business margins. We will continue to sell spirits through distributors and direct to consumers online, and will continue to work with Tribes to license the Heritage Distilling Company brand and our products for production and sale by Tribes in HDC-branded tasting rooms (the TBN model) in or near their casino properties.
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
The following table presents a reconciliation of our spirits business GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the years ended December 31, 2025 and 2024. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Years Ended December 31, (rounded to $000’s)
Gross Profit - Excluding Unabsorbed Overhead - Spirits Business	2025	2024
Products Sales	$4,199,000	$6,615,000
Products Gross Profit	(59,000)	442,000
GAAP Gross Profit Additions/(Deductions):
Add Back: Unabsorbed Overhead	2,392,000	2,550,000
Products Gross Profit Excluding Unabsorbed Overhead	$2,333,000	$2,992,000
GAAP Gross Margin	(1.4)%	6.7%
Adjusted Gross Margin excluding unabsorbed overhead	55.6%	45.2%
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
It is important to note specifically that the Adjusted Gross Margin excluding unabsorbed overhead includes revenue from low margin barrel production contracts we had in 2024 that we do not expect to be performing for the foreseeable future as we focus on higher margin activities.
In an ideal scenario a producer would be at 100% utilization and producing high margin items exclusively. Knowing this, we are examining operations, assets and our existing real estate footprint to drive better utilization and reduce overhead with the goal of driving down unabsorbed overhead and decreasing unused asset capacity.
The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the years ended December 31, 2025 and 2024.

	Years Ended December 31, (rounded to $000’s)
EBITDA Analysis	2025	2024
Net Income / (Loss)	$(137,715,000)	$710,000
Add (Deduct):
State Taxes	8,000	9,000
Federal Income Taxes and Other	(17,000)	—
Interest Expense	1,642,000	2,536,000
Depreciation and Amortization	1,064,000	1,285,000
EBITDA	$(135,018,000)	$4,540,000
Change in Fair Value of Intangible Digital Assets	118,199,949	—
Change in Fair Value of Convertible Notes	—	(14,028,000)
Change in Fair Value of Warrant Liabilities	—	(737,000)
Investment (Gain) / Loss	3,357,000	(3,421,000)
Share-Based Compensation	4,487,000	4,892,000
Adjusted EBITDA	$(8,974,000)	$(8,754,000)
Liquidity and Capital Resources
We have experienced recurring operating losses, negative operating cash flows, and periods of negative working capital. These factors, along with the volatility in the market price of our digital token holdings, represent conditions that could impact our near-term liquidity if not managed appropriately.

We have evaluated our current operating plan, expected revenues, and cost structure and believes that, based on current projections, existing cash resources and anticipated cash flows from operations are sufficient to support ongoing operations and meet obligations as they come due for at least the next twelve months. These projections assume continued execution of our business plan and stabilization of key revenue drivers.
A significant component of our liquidity is derived from its holdings of digital tokens, the value of which is subject to market conditions and price volatility. Accordingly, our liquidity position is, in part, dependent on the future market price of these tokens.
To mitigate potential liquidity constraints and maintain financial flexibility, we have the ability to monetize a portion of its digital token holdings. We intend to actively monitor token market conditions and, if necessary, may sell tokens in an orderly manner to generate cash and support operations. We believe that this flexibility provides an additional source of liquidity that can be utilized to address potential adverse movements in token prices or other market conditions.
We will continue to evaluate its liquidity position, operating performance, and market conditions and may take additional actions, as necessary, to preserve liquidity and support our strategic objectives, including the disposition of digital assets for cash. Based on the foregoing, we believe we will continue as a going concern for at least the next twelve months from the date of issuance of the financial statements.
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	Years ended December 31, (rounded to $000’s)
	2025	2024
Net Cash Provided by / (Used in) Operating Activities	$(15,328,000)	$(11,216,000)
Net Cash Provided by / (Used in) Investing Activities	(16,519,000)	(101,000)
Cash Flow from Financing Activities	31,640,000	11,693,000
Net Increase / (Decrease) in Cash	$(208,000)	$376,000
Net Cash Provided By / (Used in) Operating Activities
During the years ended December 31, 2025 and 2024, net cash provided by / (used in) operating activities was approximately $(15,328,000) and $(11,216,000), respectively, including net income / (loss) of approximately $(137,715,000) and $710,000, respectively. During the years ended December 31, 2025 and 2024, approximately $(8,183,000) and $(1,022,000), respectively, of cash was generated / (used) by changes in account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $130,570,000 and $(10,904,000) in the respective periods.
The approximately $130,570,000 of non-cash adjustments in the year ended December 31, 2025 included approximately: $1,064,000 of depreciation expense; $423,000 of non-cash amortization of operating lease right-of-use assets; $992,000 of loss on disposal of property and equipment; $3,393,000 of restructuring expense; $118,200,000 of change in fair value of intangible digital assets; $3,357,000 of impairment loss on investment; $1,673,000 of gain on restructuring of debt; $4,487,000 of non-cash share-based compensation; and $140,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $(10,904,000) of non-cash adjustments for the year ended December 31, 2024 consisted primarily of approximately: $14,028,000 of gain on change in fair value of convertible notes; $737,000 of gain on change in fair value of warrant liabilities; $3,421,000 of gain on investment; offset by $4,892,000 of non-cash share-based compensation; $1,285,000 of depreciation expense; $508,000 of non-cash amortization of operating lease right-of-use assets; $242,000 of loss on disposal of property and equipment; and $346,000 of non-cash interest expense primarily associated with our notes payable.
Net Cash Provided By / (Used in) Investing Activities
During the years ended December 31, 2025 and 2024, net cash provided by / (used in) investing activities was approximately $(16,519,000) and $(101,000), respectively. Investing activities during the year ended December 31, 2025 were primarily comprised of approximately $21,020,000 from the purchase of intangible digital assets; $4,457,000 from sales of intangible digital assets; $119,000 in proceeds from sales of assets; and $75,000 from the net purchase of property and equipment. Investing activities during the year ended December 31, 2024 were primarily comprised of approximately, $106,000 from the net purchase of property and equipment.
Net Cash Provided By Financing Activities
During the years ended December 31, 2025 and 2024, net cash provided by /(used in) financing activities was approximately $31,640,000 and $11,693,000, respectively.
The cash proceeds received in the year ended December 31, 2025 were primarily comprised of approximately: $2,917,000 of proceeds from the sale of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) (of which $480,000 as from a related party); $4,817,000 proceeds from ELOC sales of common stock; and $30,077,000 from proceeds of our PIPE offering; offset by repayment of notes payable of $6,169,000.
The cash proceeds received in the year ended December 31, 2024 were primarily comprised of approximately: $3,656,000 of proceeds from the sale of convertible notes (of which $1,433,000 was from a related party); $695,000 proceeds from notes payable; $5,960,000 from proceeds of our initial public offering; $1,398,000 from proceeds of common warrants; $2,025,000 from the sale of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”); offset by $313,000 of expenses related to our initial public offering (which was recorded to additional paid-in-capital, net against initial public offering proceeds);repayment of notes payable of $1,723,000; and $4,000 of other expenditures.
Supplemental Cash Flow Information
During the year ended December 31, 2025, supplemental cash flow activity included approximately: $3,621,000 of cash paid for interest expense; $59,000,000 purchase of $IP Tokens with USDC; $188,358,000 sale of prepaid warrants for $IP Tokens and USDC in our PIPE offering; $4,097,000 of warrants issued for debt settlements; and $2,286,000 of leased assets released in exchange for operating lease liabilities.
During the year ended December 31, 2024, supplemental cash flow activity included approximately: $2,189,000 of cash paid for interest expense; $1,266,000 of Series A Preferred Stock issued in exchange for inventory and barrels; $720,000 of Series A Preferred Stock issued in exchange for factoring agreement and related accrued interest and fees; $671,000 of common stock issued in conjunction with acquisition of Thinking Tree Spirits; $15,278,000 from the conversion of 2022 and 2023 convertible notes to equity; $1,873,000 from 2022 convertible notes warrants reclassified from liability to equity; $11,784,000 from conversion of the Whiskey Notes and related warrant liabilities to equity; $1,676,000 of unpaid deferred initial public offering transaction costs that were recorded as a deferred expense on the balance sheet and recorded in accounts payable and other current liabilities; and $2,054,000; and $153,000 of leased assets obtained in exchange for operating lease liabilities.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this filing.
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
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of our company given prevailing market conditions;
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

Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the years ended December 31, 2025 or 2024.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

Item 8. Financial Statements and Supplementary Data
Our annual audited financial statements for the years ended December 31, 2025 and 2024, together with the notes thereto and the report of Marcum LLP thereon, are included in this Annual Report on pages F-1 through F-55
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
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
Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
a) due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and
b) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company, resulting in material post-closing and audit adjustments.
c) the lack of internal control at third-party service providers that we have engaged with to track all activities related to our digital asset treasury strategy.
We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
78

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
79

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
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of IP Strategy Holdings, Inc.	8-K	001-42411	3.1	February 18, 2026
3.2	Second Amended and Restated Bylaws of IP Strategy Holdings, Inc.	8-K	001-42411	3.2	February 18, 2026
3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of IP Strategy Holdings, Inc.	S-1/A	333-279382	3.8	October 3, 2024
4.1	Form of Common Stock Certificate of IP Strategy Holdings, Inc.†
4.2	Form of Preferred Stock Certificate of IP Strategy Holdings, Inc.†
4.3	Form of Series A Common Stock Purchase Warrant	S-1/A	333-279382	4.7	July 5, 2024
4.4	Form of Legacy Common Stock Purchase Warrants	S-1/A	333-279382	4.8	October 25, 2024
4.5	Form of Representative Common Stock Purchase Warrant (from initial public offering)	8-K	001-42411	4.1	November 26, 2024
4.6	Form of Whiskey Note Exchange Common Stock Purchase Warrant	10-K	001-42411	4.10	April 28, 2025
4.7	Form of Series B Common Stock Purchase Warrant	8-K	001-42411	4.1	June 3, 2025
4.8	Form of Advisory Common Stock Purchase Warrant	8-K	001-42411	4.2	August 11, 2025
4.9	Form of Placement Agent Common Stock Purchase Warrant	8-K	001-42411	4.3	August 11, 2025
4.10	Form of PIPE Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 18, 2025
80

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
4.11	Form of Debtor Exchange Common Stock Purchase Warrant†
4.12	Form of Series B Exchange Common Stock Purchase Warrant	S-1/A	333-289870	4.15	October 16, 2025
4.13	Description of the Registrant’s Securities†
10.1	2019 Stock Incentive Plan#†
10.2	2024 Equity Incentive Plan#†
10.3	Form of restricted stock unit award agreement†
10.4	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.5	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 3, 2024
10.6	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.7	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.8	Form of Registration Rights Agreement, dated as of August 11, 2025, between Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025
10.9	Placement Agency Agreement dated as of August 11, 2025, among the Company, Cantor Fitzgerald & Co., and Roth Capital Partners, LLC	8-K	001-42411	10.3	August 11, 2025
10.10	Form of August 2025 Series B Preferred Stock Exchange Agreement	S-1/A	333-289870	10.21	October 16, 2025
10.11	Employment Agreement dated as of October 1, 2025 of Justin Stiefel#	8-K	001-42411	10.1	October 3, 2025
10.12	Employment Agreement dated as of October 1, 2025 of Jennifer Stiefel#	8-K	001-42411	10.2	October 3, 2025
10.13	Employment Agreement dated as of October 1, 2025 of Michael Carrosino#	8-K	001-42411	10.3	October 3, 2025
19	Insider Trading Policy†
21.1	Subsidiaries of the Registrant†
23.1	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.)†
23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP)†
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	IP Strategy Holdings, Inc. Clawback Policy adopted November 21, 2024†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
81

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan.
†	Filed herewith
Item 16. Form 10-K Summary
None.

82

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on April 14, 2026.

IP STRATEGY HOLDINGS, INC.

By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Stiefel	Chairman and Chief Executive Officer	April 14, 2026
Justin Stiefel	(Principal Executive Officer)

/s/ Michael Carrosino	Executive Vice President, Finance and Chief Financial Officer	April 14, 2026
Michael Carrosino	(Principal Financial and Accounting Officer)

/s/ Jennifer Stiefel	Director	April 14, 2026
Jennifer Stiefel

/s/ Troy Alstead	Director	April 14, 2026
Troy Alstead

/s/ Christopher H. Smith	Director	April 14, 2026
Christopher H. Smith

/s/ Matthew J. Swann	Director	April 14, 2026
Matthew J. Swann

/s/ Eric S. Trevan	Director	April 14, 2026
Eric S. Trevan, Ph.D.

/s/ Andrew M. Varga	Director	April 14, 2026
Andrew M. Varga

/s/ Jeffrey P. Wensel	Director	April 14, 2026
Jeffrey P. Wensel, M.D., Ph.D.
83

IP STRATEGY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

84

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
IP Strategy Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of IP Strategy Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity / (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 , in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter – Investment in Story ($IP Tokens)
In forming our opinion, we have considered the adequacy of disclosure within Risks and Uncertainties in Note 1 to the financial statements, which describes the significant risks and uncertainties that could materially affect the Company’s financial condition and results of operations. As discussed in Note 1, the Company holds a substantial concentration in $IP Tokens, a digital asset that is subject to high market volatility and speculative trading, regulatory uncertainties, cybersecurity threats, and risks related to its custody and legal status. These factors may result in material adverse effects, including potential losses, increased variability in earnings, and exposure to additional regulatory requirements and operational disruptions.
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Costa Mesa, California
April 14, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
IP Strategy Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IP Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2022 to 2025
Costa Mesa, California
April 28, 2025 (except for the effects of the stock split discussed in Note 1 and the discussions regarding liquidity in Note 1, as to which the date is April 14, 2026)

IP Strategy Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash	$245,282	$453,162
Accounts Receivable	347,763	638,890
Inventory	1,643,020	2,471,567
Other Current Assets	510,440	355,928
Total Current Assets	2,746,505	3,919,547

Long Term Assets
Property and Equipment, net of Accumulated Depreciation (Note 18)	1,238,662	5,449,412
Operating Lease Right-of-Use Assets, net (Note 18)	2,125,540	3,303,158
Investment in Flavored Bourbon LLC	10,928,195	14,285,222
Intangible Digital Assets (Notes 8 and 18)	91,701,203	—
Other Intangible Assets (Notes 10 and 18)	—	421,151
Goodwill (Note 10)	—	589,870
Other Long Term Assets	17,965	31,666
Total Long Term Assets	106,011,565	24,080,479
Total Assets	$108,758,070	$28,000,026

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$1,979,942	$4,979,353
Accrued Payroll	1,586,121	950,974
Accrued Tax Liability	1,559,316	1,535,628
Other Current Liabilities	536,017	1,253,052
Operating Lease Liabilities, Current (Note 18)	730,935	1,131,545
Notes Payable, Current	2,353,998	3,758,595
Accrued Interest	138,692	202,367
Total Current Liabilities	8,885,021	13,811,514

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion (Note 18)	1,436,077	2,810,015
Notes Payable, net of Current Portion	220,842	9,482,339
Accrued Interest, net of Current Portion	—	977,316
Other Long Term Liabilities	—	127,075
Total Long-Term Liabilities	1,656,919	13,396,745
Total Liabilities	10,541,940	27,208,259

Commitments and Contingencies (Note 13)

Stockholders’ Equity / (Deficit)
Preferred Stock - par value $0.0001 per share; 10,000,000 and 5,000,000 shares authorized as of December 31, 2025 and 2024, respectively:
Series A Convertible, 500,000 shares designated; 210,700 and 494,840 shares issued and outstanding as of December 31, 2025 and 2024, respectively	21	49
Series B Convertible, 850,000 and 0 shares designated; 0 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common Stock, par value $0.0001 per share; 985,000,000 and 70,000,000 shares authorized; 9,651,081 and 263,680 shares issued and outstanding as of December 31, 2025 and 2024, respectively	962	26
Additional Paid-In-Capital	310,064,480	74,925,710
Accumulated Deficit	(211,849,333)	(74,134,018)
Total Stockholders’ Equity / (Deficit)	98,216,130	791,767
Total Liabilities & Stockholders’ Equity / (Deficit)	$108,758,070	$28,000,026
The accompanying notes are an integral part of these consolidated financial statements.

IP Strategy Holdings, Inc.
Consolidated Statement of Operations

	For the Years Ended December 31,
	2025	2024
REVENUE
Crypto and Related	$4,951,565	$—
Spirits Products	4,198,887	6,614,933
Spirits Services	968,935	1,787,555
Total Net Revenues	10,119,387	8,402,488

COST OF REVENUE
Crypto and Related	234,590	—
Spirits Products	4,258,037	6,173,189
Spirits Services	66,670	103,452
Total Cost of Revenue	4,559,297	6,276,641
Gross Profit	5,560,090	2,125,847

OPERATING EXPENSES
Sales and Marketing	5,497,018	6,038,636
General and Administrative	12,414,810	11,006,021
Change in Fair Value of Intangible Digital Assets	118,199,949	—
Restructure Costs	3,392,744	—
Total Operating Expenses	139,504,521	17,044,657
Operating Income / (Loss)	(133,944,431)	(14,918,810)

OTHER INCOME / (EXPENSE)
Interest Expense	(1,642,234)	(2,535,701)
Impairment (Loss) / Gain on Investment	(3,357,027)	3,421,222
Gain on Extinguishment of Debt	1,673,127	—
Change in Fair Value of Convertible Notes	—	14,028,067
Change in Fair Value of Warrant Liabilities	—	736,580
Change in Fair Value of Contingency Liability	(62,424)	—
Other Income / (Expense)	(390,816)	(11,750)
Total Other Income / (Expense)	(3,779,374)	15,638,418
Income / (Loss) Before Income Taxes	(137,723,805)	719,608
Income Taxes	8,490	(9,150)
Net Income / (Loss)	$(137,715,315)	$710,458

Net Income / (Loss) Per Share, Basic	$(16.03)	$0.98

Weighted Average Common Shares Outstanding, Basic	8,619,951	64,066

Net Income / (Loss) Per Share, Diluted (See Note 16)	$(16.03)	$(39.46)

Weighted Average Common Shares Outstanding, Diluted	8,619,951	353,887
The accompanying notes are an integral part of these consolidated financial statements.

IP Strategy Holdings, Inc.
Consolidated Statements of Stockholders’ Equity / (Deficit)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Retained Earnings / (Accumulated Deficit)	Total Stock-holders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2024	263,680	$26	494,840	$49	—	$—	$74,925,710	$(74,134,018)	$791,767
PIPE Placement of Prepaid Warrants	—	—	—	—	—	—	215,198,214	—	215,198,214
PIPE Advisor Common Stock Compensation	323,854	32	—	—	—	—	3,499,431	—	3,499,463
PIPE Prepaid Warrants Converted to Common Stock	7,180,833	718	—	—	—	—	(718)	—	—
Private Placement of Series B Preferred Stock (and warrants) (See Note 9)	—	—	—	—	291,681	29	2,916,781	—	2,916,810
Exercise of ELOC Commitment Warrant	3,358	—	—	—	—	—	67	—	67
ELOC Agreement Sales of Common Stock	598,140	60	—	—	—	—	4,817,174	—	4,817,234
Exercise of Prepaid Warrants to Purchase Common Stock	601,816	60	—	—	—	—	40	—	100
Exercise of Common Warrants to Purchase Common Stock	21,126	2	—	—	—	—	186	—	188
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	43	(14)	—	1

Exchange of Series B Preferred Stock for Common Stock	235,880	24	—	—	(756,854)	(76)	52	—	—
Issued Prepaid Warrants in exchange for debt and vendor payables	—	—	—	—	—	—	4,097,287	—	4,097,287
Exercise of Debt Exchange Warrants to Purchase Common Stock	198,000	20	—	—	—	—	(20)	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	5,033	1	—	—	—	—	(1)	—	1
Shares Repurchased	—	—					—		—
RSUs Vested	169,896	17	—	—	—	—	(17)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	4,467,314	—	4,467,314
RSU issued in lieu of services	—	—	—	—	—	—	20,000	—	20,000
Issuance of Common Stock in Conjunction with Purchase of Thinking Tree Spirits	44,392	4	—	—	—	—	(4)	—	—
Common Stock Issued in Exchange for Services	5,265	1	—	—	—	—	124,999	—	125,000
Effect of Reverse Split and Fractional Shares	(192)	(3)	—	—	—	—	(1,997)	—	(2,000)
Net Income / (Loss)	—	—	—	—	—	—	—	(137,715,315)	(137,715,315)
Ending Balance December 31, 2025	9,651,081	$962	210,700	$21	—	$—	$310,064,480	$(211,849,333)	$98,216,130

	Common Stock		Preferred Stock - Series A		Additional Paid-in Capital	Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance December 31, 2023	19,074	$2	—	$—	$31,422,018	$(74,844,476)	$(43,422,456)
Acquisition of Thinking Tree Spirits	2,547	—	—	—	670,686	—	670,686
Private Placement of Preferred Stock and Warrants	—	—	329,060	33	3,290,567	—	3,290,600
Preferred Stock issued in Exchange for Factoring Agreements	—	—	71,991	7	719,912	—	719,919
Preferred Stock issued in Exchange for Warrants	—	—	93,789	9	(9)		—
Initial Public Offering of Common Stock	84,375	9	—	—	3,592,070	—	3,592,079
Private Placement of Common Warrants	—	—	—	—	1,397,998	—	1,397,998
Issuance of Warrants to Purchase Common Stock	—	—	—	—	8,828	—	8,828
Exercise of Warrants to Purchase Common Stock	15,892	2	—	—	(2)	—	—
Common Stock Exchanged for Prepaid Warrants	(1,636)	—	—	—	—	—	—
2022 Convertible Note Warrants Reclassified from Liability to Equity	—	—	—	—	1,873,000	—	1,873,000
Conversion of 2022 and 2023 Convertible Notes to Equity	190,977	19	—	—	15,278,149	—	15,278,168
Common Stock Exchanged for Prepaid Warrants - 2022 and 2023 Convertible Notes	(96,390)	(10)	—	—	10	—	—
Conversion of Whiskey Notes and Related Warrant Liabilities to Equity	147,300	15	—	—	11,784,053	—	11,784,068
Common Stock Exchanged for Prepaid Warrants - Whiskey Notes and related Warrant Liabilities	(98,459)	(10)	—	—	10	—	—
Shares Repurchased	(1)	—	—	—	(3,690)	—	(3,690)
Share-based Compensation	—	—	—	—	4,892,110	—	4,892,110
Effect of Reverse Split and Fractional Shares	1	—	—	—	—	—	—
Net Income	—	—	—	—	—	710,458	710,458
Ending Balance December 31, 2024	263,680	$26	494,840	$49	$74,925,710	$(74,134,018)	$791,767
The accompanying notes are an integral part of these consolidated financial statements.

IP Strategy Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash Flow Provided by / (Used in) Operating Activities
Net Income / (Loss)	$(137,715,315)	$710,458
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,064,100	1,284,653
Amortization of Operating Lease Right-of-Use Assets	422,792	508,156
Loss on Disposal of Property and Equipment	991,646	241,541
Restructuring Expenses	3,392,744	—
Non-cash Warrant Issued	—	8,828
Change in Fair Value of Intangible Digital Assets	118,199,949	—
Change in Fair Value of Contingency Liability	62,424	—
Impairment Loss / (Gain) on Investment	3,357,027	(3,421,222)
Gain on Extinguishment of Debt	(1,673,127)	—
Change in Fair Value of Convertible Notes	—	(14,028,067)
Change in Fair Value of Warrant Liabilities	—	(736,580)
Non-Cash Interest Expense	140,082	346,436
Non-Cash Shares in Lieu of Compensation	125,000	—
Non-Cash Share-Based Compensation	4,487,314	4,892,110

Changes in Operating Assets and Liabilities:
Accounts Receivable	291,127	83,042
Inventory	484,791	1,409,180
Other Current Assets	646,258	(115,741)
Intangible Digital Assets	(4,716,907)	—
Other Long Term Assets	13,701	13,151
Accounts Payable	(2,999,412)	(672,348)
Other Current Liabilities	(290,115)	(1,151,329)
Operating Lease Liabilities	(445,739)	(587,891)
Other Long Term Liabilities	(1,166,813)	—
Net Cash Provided by / (Used in) Operating Activities	(15,328,473)	(11,215,623)

Cash Flow Provided by / (Used in) Investing Activities
Purchase of Intangible Digital Assets	(21,020,000)	—
Proceeds from Sale of Financial Digital Assets	4,456,508	—
Purchase of Property and Equipment	(74,754)	(106,421)
Proceeds from Sales of Assets	118,941	—
Proceeds from Purchase of Thinking Tree Spirits	—	5,090
Net Cash Provided by / (Used in) Investing Activities	(16,519,305)	(101,331)

Cash Flow from Financing Activities
Proceeds from PIPE Sale of Prepaid Warrants, net	30,076,924	—
Proceeds from Notes Payable (including Factoring Agreements)	—	694,914
Proceeds from Whiskey Notes (including proceeds from related party Whiskey Notes of $0 and $1,100,000 for the years ended December 31, 2025 and 2024, respectively)	—	3,655,870
Repayment of Notes Payable	(6,169,425)	(1,723,386)
Proceeds from Initial Public Offering of Common Stock, net of Underwriting Commission	—	5,960,000
Expenses related to Initial Public Offering, recorded to Additional Paid-in-Capital, net against IPO Proceeds	—	(313,467)
Proceeds from Private Placement of Common Warrants	—	1,397,998
Proceeds from Private Placement of Series A Preferred Stock and warrants	—	2,025,000
Proceeds from Private Placement of Series B Preferred Stock and Warrants	2,916,810	—
Proceeds from Warrants Exercised	355	—
Proceeds from ELOC Sales of Common Stock	4,817,234	—
Common Stock Shares Repurchased	(2,000)	(3,690)
Net Cash Provided by Financing Activities	31,639,898	11,693,239
Net Increase / (Decrease) in Cash	(207,880)	376,284
Cash – Beginning of Period	453,162	76,878
Cash – End of Period	$245,282	$453,162

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$3,620,725	$2,189,265
Income Tax Expense	$3,122	$1,650

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Purchase of $IP Tokens with USDC	$59,000,184	$—
Sale of Prepaid Warrants for $IP Tokens and USDC in PIPE Offering	$188,357,783	$—
Issued Warrants for Debt and Vendor Settlements	$4,097,287	$—
Exercise of Prepaid Warrants to Purchase Common Stock	$11	$—
Exercise of Common Warrants to Purchase Common Stock	$7	$—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	$4	$—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	$42	$—
RSUs Vested	$275	$—
Right-of-Use Assets Obtained / (Released) in Exchange for Operating Lease Liabilities	$2,285,576	$152,821
Transaction Costs Associated with S-1 Filing in Accounts Payable and Other Current Liabilities	$—	$1,676,494
Deferred Transaction Costs Applied Against IPO Proceeds	$—	$2,054,454
Common Stock Issued in Conjunction with Acquisition of Thinking Tree Spirits	$—	$670,686
Unpaid Property and Equipment Additions	$—	$204,366
Series A Preferred Stock and Warrants Issued in Exchange for Barrels and Inventory	$—	$1,265,600
Series A Preferred Stock and Warrants Issued in Exchange for Factoring Agreement Notes Payable Including Interest and Fees	$—	$719,919
Preferred Stock Issued in Exchange for Warrants	$—	$9
Conversion of 2022 and 2023 Convertible Notes to Equity	$—	$15,278,168
2022 Convertible Notes Warrants reclassified from Liability to Equity	$—	$1,873,000
Conversion of Whiskey Notes and Related Warrant Liabilities to Equity	$—	$11,784,068
Exercise of Warrants to Purchase Common Stock	$—	$32
Common Stock Exchanged for Prepaid Warrants (2022 and 2023 Convertible Notes)	$—	$193
Common Stock Exchanged for Prepaid Warrants (Whiskey Notes and Related Warrant Liabilities)	$—	$197
Prepaid Warrants Issued in Exchange for Common Stock	$—	$3
The accompanying notes are an integral part of these consolidated financial statements.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — IP Strategy Holdings, Inc., formerly Heritage Distilling Holding Company, Inc. is a Delaware corporation, for the purpose of: investing in, managing, and/or operating cryptocurrency activities, including ecosystem validator services; and investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has two wholly owned subsidiaries, Heritage Distilling Company, Inc., a Washington corporation, and IP Strategy, LLC (“IP Strategy LLC”), a Nevada limited liability company, that are included in the consolidated financial statements.
On February 17, 2026, the Company filed a Third Amended and Restated Certificate of Incorporation to change its name from Heritage Distilling Holding Company, Inc. to IP Strategy Holdings, Inc. The names of the Company’s wholly owned subsidiaries, Heritage Distilling Company, Inc. and IP Strategy, LLC, remained unchanged. See Note 19.
HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as RTD beverages. HDC also operated distillery tasting rooms in Washington and Oregon. On October 23, 2025, in response to coming lease increases, recently-enacted state tax increases on small businesses and pending wage increases, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. (See Note 18 - Restructuring.) These actions, along with a significant reduction in headcount and overhead, are expected to result in significant reductions in net expenses with a resulting positive impact to net income. The elimination of in-house production and the eventual termination of leases associated with operations is also expected to greatly reduce unabsorbed overhead expense for every case of product sold, thereby greatly improving margins. The Company will continue to sell spirits through distributors and direct to consumers online, and, through its TBN sales channel, the Company will continue to work with Native American tribes to license the Heritage Distilling Company brand and the Company’s products for production and sale by tribes in HDC-branded tasting rooms in or near their casino properties.
IP Strategy LLC was formed in September 2025 as a subsidiary of IP Strategy Holdings, Inc. to accumulate and hold $IP Tokens, the native cryptocurrency of the Story Network, and to house validator and related cryptocurrency operations. Under the digital currency treasury strategy adopted in 2025, the Company purchases and holds $IP Tokens for long term investment purposes.
Initial Public Offering — On November 25, 2024, the Company closed an IPO of 84,375 shares of common stock at $80 per share. Concurrently, the Company also closed a private offering of 19,110 common warrants to purchase shares of common stock with an exercise price of $0.20 per share at $79.80 per warrant. (See Note 9.)
Rebranding and Change in Ticker Symbol — In September 2025, the Company rebranded as “IP Strategy,” reflecting its evolution into a public-market vehicle focused on the accumulation of $IP Tokens. In connection with the rebranding, the Company’s Nasdaq ticker symbol was changed from “CASK” to “IPST” and the Company commenced trading under the new symbol at the market open on September 22, 2025.
Registration of Common Stock — On January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of 250,000 shares of common stock and 3,358 shares of common stock issuable upon the exercise of the Commitment Warrants, described below, of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the ELOC Investor pursuant to the ELOC Purchase Agreement, establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 3,358 shares of common stock issuable to the ELOC Investor upon the exercise of a stock purchase warrant with an exercise price of $0.02 per share (the “Commitment Warrants”) were issued pursuant to the ELOC Purchase Agreement that the Company and the ELOC Investor entered into in a letter agreement dated January 23, 2025 under which the ELOC Investor shall not be allowed to exercise the Commitment Warrants for a number of shares of common stock that would give it and its affiliates beneficial ownership of an amount of common stock greater than 1% of the total outstanding common stock after giving effect to such conversion. In February 2025, the ELOC Investor exercised the Commitment Warrants for $67.
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register the resale of up to a maximum of an additional 500,000 ELOC Shares, for an aggregate of 750,000 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the stockholders on June 24, 2025.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
On December 22, 2025, the Company terminated the ELOC Purchase Agreement and the Equity Line of Credit.
Private Placement of Common Stock (PIPE) — On August 15, 2025, the Company closed a PIPE offering with certain institutional and accredited investors for a private placement of an aggregate of 18,518,944 pre-funded warrants (the “Pre-Funded Warrants”) to acquire shares of common stock. The purchase price for the Pre-Funded Warrants was the price of the Company’s common stock of $12.086 per share less $0.002, or $12.084 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses. In connection with the PIPE, the Company announced its digital asset treasury reserve strategy, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis. (See Note 8.) As of December 31, 2025, the Company believes its current cash balances coupled with anticipated cash flow from its spirits and crypto related operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements.
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
All share and per share numbers presented in these financial statements have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual component numbers. In cases where rounding occurred, the amount of the rounding difference is not material and are considered to be insignificant. The aggregate effect of rounding down fractional shares and the respective payout of paid in capital is reported in the aggregate where significant, including the consolidated statements of stockholders’ equity.
Liquidity and Going Concern — The Company has experienced recurring operating losses, negative operating cash flows, and periods of negative working capital. These factors, along with the volatility in the market price of the Company’s digital token holdings, represent conditions that could impact the Company’s near-term liquidity if not managed appropriately.
Management has evaluated the Company’s current operating plan, expected revenues, and cost structure and believes that, based on current projections, existing cash resources and anticipated cash flows from operations are sufficient to support ongoing operations and meet obligations as they come due for at least the next twelve months. These projections assume continued execution of the Company’s business plan and stabilization of key revenue drivers.
A significant component of the Company’s liquidity is derived from its holdings of digital tokens, the value of which is subject to market conditions and price volatility. Accordingly, the Company’s liquidity position is, in part, dependent on the future market price of these tokens.
To mitigate potential liquidity constraints and maintain financial flexibility, the Company has the ability to monetize a portion of its digital token holdings. Management intends to actively monitor token market conditions and, if necessary, may sell tokens in an orderly manner to generate cash and support operations. The Company believes that this flexibility provides an additional source of liquidity that can be utilized to address potential adverse movements in token prices or other market conditions.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
Management will continue to evaluate its liquidity position, operating performance, and market conditions and may take additional actions, as necessary, to preserve liquidity and support the Company’s strategic objectives, including the disposition of digital assets for cash. Based on the foregoing, management believes the Company will continue as a going concern for at least the next twelve months from the date of issuance of the financial statements.
Risks and Uncertainties
Intangible Digital Assets and Cryptocurrency Risks
The Company is subject to various risks including market risk, liquidity risk, and other risks related to concentration of its assets in a single asset class, $IP Tokens. Investing in $IP Tokens is currently highly speculative and volatile.
The Fair Value of the Intangible Digital Assets line item in the Company’s balance sheet at December 31, 2025, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the $IP Tokens held by the Company and fluctuations in the price of $IP Tokens could materially and adversely affect an investment in shares of the Company’s common stock. The price of $IP Tokens has a limited history. During such history, $IP Token prices have been volatile and subject to influence by many factors, including the levels of liquidity. If digital asset markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the price of $IP Tokens, including, but not limited to, global $IP Token supply and demand, theft of $IP Tokens from global trading platforms or vaults, failure of a custodian holding the Company’s $IP Tokens, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
As of December 31, 2025, the fair value of intangible digital assets on the consolidated balance sheet was $91,701,203 using the then closing price per $IP Token of $1.72. Subsequent to yearend, as of March 31, 2026, the closing price per $IP Token was $0.51 and the fair value of intangible digital assets on the consolidated balance sheet would be approximately $27.2 million, or a loss of approximately $64.5 million subsequent to December 31, 2025. The Company will report the fair value of its intangible digital assets as of March 31, 2026 on the consolidated balance sheet and change in fair value of the intangible digital assets on the consolidated statement of operations as of March 31, 2026.
The $IP Tokens held by the Company are assets of the Company and the Company’s stockholders have no specific rights to any specific $IP Token(s). In the event of the insolvency of the Company, its assets may be inadequate to satisfy a claim by its creditors or stockholders.
There is currently no clearing house for $IP Tokens, nor is there a central or major depository for the custody of $IP Tokens. There is a risk that some or all of the Company’s $IP Tokens could be lost or stolen. There can be no assurance that any custodian of the Company’s $IP Tokens will maintain adequate insurance or that such coverage will cover losses with respect to the Company’s $IP Tokens. Further, transactions in $IP Tokens are irrevocable. Stolen or incorrectly transferred $IP Tokens may be irretrievable. As a result, any incorrectly executed $IP Token transactions could adversely affect an investment in the Company.
The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC in the past have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. In June 2023, the SEC brought charges against the Digital Asset Trading Platforms Binance and Coinbase for alleged violations of a variety of securities laws. In November 2023, the SEC brought charges against the Digital Asset Trading Platform Kraken for alleged violations of a variety of securities laws. In these complaints, the SEC asserted that Solana (“SOL”) is a security under the federal securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.”

IP Strategy Holdings, Inc.
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
In addition, if $IP Tokens are in fact a security, the Company could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Company’s liquidation or delisting delisting from the exchange upon which the Company’s stock is traded. In this case, the Company and any sponsors of $IP Tokens may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the sponsor or the Company will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure the Company’s activities comply with applicable law, which could force the Company to liquidate.
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

IP Strategy Holdings, Inc.
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
Fair value option — As permitted under ASC Topic 825, Financial Instruments (“ASC Topic 825”), the Company has elected the fair value option to account for its convertible notes issued in 2022 through 2025. In accordance with ASC Topic 825, the Company records the convertible notes at fair value with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes are expensed as incurred and are not deferred. The Company concluded it is appropriate to apply the fair value option as they are liabilities not classified as a component of stockholders’ equity/(deficit). In addition, the convertible notes meet all applicable criteria for electing fair value option under ASC Topic 825.
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

IP Strategy Holdings, Inc.
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
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the consolidated financial statements. Circle Internet Financial,l LLC reported that, as of December 31, 2025, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
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
The following table summarizes the Company’s assets and liabilities that are subject to fair value measurement on a recurring basis and the level of inputs used for such measurement:

	As of December 31, 2025
Asset:	Level 1	Level 2	Level 3	Total
Intangible Digital Assets	$91,701,203	$—	$—	$91,701,203
Total	$91,701,203	$—	$—	$91,701,203
During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
Concentrations of credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed FDIC insurance limits. To mitigate the risks associated with FDIC insured limits the Company recently opened an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.
The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of December 31, 2025 and 2024, the Company had customers that individually represented 10% or more of the Company’s accounts receivable. There were three and two individual customers that together represented 81% and 77% of total accounts receivable, as of December 31, 2025 and 2024, respectively. There were four and five individual customer accounts that together represented 85% and 80% of total revenue for the years ended December 31, 2025 and 2024, respectively. There were two and two individual suppliers that together represented 30% and 34% of total accounts payable, as of December 31, 2025 and 2024, respectively.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Revenues	For the Years Ended December 31,
	2025	2024
Customer A	30%	23%
Customer B	26%	10%
Customer C	16%	10%
Customer D	—%	11%
Customer E	—%	25%
Customer F	13%	—%
	85%	79%
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of December 31, 2025 and 2024.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of December 31, 2025 and 2024.
The Company holds volumes of barreled whiskey, which will not be sold within 1 year due to the duration of the aging process. Consistent with industry practices, all barreled whiskey is classified as work-in-process inventory and is included in current assets.
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
Intangible Digital Assets — The Company holds intangible digital assets in the form of $IP Tokens,and immaterial amounts of other intangible digital assets, including ARIAIP Tokens and APL Tokens with an aggregate cost basis of $20,000 and an aggregate fair value of $9,980.as of December 31, 2025, which are accounted for in accordance with ASC 350-60. Substantially all of the digital assets are held for investment purposes. The Company does not engage in regular trading of these assets but may stake them. Intangible digital assets that are held for investment are initially recorded at cost and are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. The

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Company considers Coinbase to be its principal market for the valuation and reporting of digital assets, as Coinbase has the highest trading volume of $IP Tokens and is the market in which the Company transacts in $IP Tokens. Realized gains and losses on dispositions are recognized on a specific identification basis for $IP Tokens held for investment. Cash inflow from dispositions of intangible digital assets held for investment are reflected in cash flows from investing activities in the consolidated statement of cash flows.
The Company receives $IP Tokens as blockchain rewards (staking revenue) in its validator operations, with such intangible digital assets converted to cash shortly thereafter. Intangible digital assets earned in the Company’s validator operations are initially recorded at the fair value of the $IP Tokens received at contract inception as an addition to intangible digital assets and in Crypto and Related Revenue in the consolidated statement of operations. The intangible digital assets are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. Realized revenues on disposition are recognized on a first-in-first-out basis. Cash flows from dispositions of intangible digital assets earned in the Company’s validator operations are reflected in cash flows used in investing activities.
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
In conjunction with the Company’s October 23, 2025 announced Restructuring, the Company terminated future production and sale of Thinking Tree Spirits (TTS) products. Accordingly, as of December 31, 2025, the Company wrote off the other intangible assets and goodwill related to TTS in conjunction with the Restructuring. See Note 18.
Property and equipment, net of accumulated depreciation — Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets — generally 3 to 20 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the lease. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property and equipment and depreciation on the item commences.
Upon retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.
On October 23, 2025, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. Accordingly, the Company wrote off and expensed the related property and equipment, net of accumulated depreciation, as part of the related Restructuring. (See Note 18 - Restructuring.)
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

IP Strategy Holdings, Inc.
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
On October 23, 2025, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. Accordingly, the Company wrote off and expensed the related operating lease ROU assets and lease liabilities as part of the related Restructuring. (See Note 18 - Restructuring.)
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the years ended December 31, 2025 and 2024.
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
As of December 31, 2025 and 2024, the Company had a 11.8% and 12.2% ownership interest in Flavored Bourbon, LLC., respectively. See also Note 5 — Payment Upon Sale of Flavored Bourbon, LLC. In January 2024, Flavored Bourbon LLC conducted a capital call, seeking to raise $12 million from current and new investors at the same valuation as the last raise (which was in 2021). The Company chose not to participate in the raise, but still retained its rights to full recovery of is capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million in the event the brand is sold to a third party, or the Company can block such sale. As of December 31, 2024, a total of $9,791,360 of the $12 million was raised. It is unclear if there will be an attempt to raise the remaining amount under the offering. The Company retains 11.8% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, which was the first triggering event to perform a review of the fair value of its Investment in Flavored Bourbon, LLC since the prior transaction in 2021, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, the Company performed a qualitative assessment of its Investment in Flavored Bourbon, LLC. The Company determined that the Class E Units being offered were similar enough to the Company’s investment in Class A Units (with differences including the Class A Units’ liquidation preference seniority and preferential voting rights related to sale or liquidation) to trigger a reassessment of the value of the Company’s Investment in Flavored Bourbon LLC, which was done using the Option Pricing Model Backsolve Valuation Method (“OPM Backsolve Valuation Method”). The Company’s analysis determined the fair value of its Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000 as of June 30, 2024 from $10,864,000 recorded previously, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on the consolidated statement of operations for the year ended December 31, 2024.
As of December 31, 2025 the Company evaluated qualitative impairment indicators for its non-controlling minority equity investment in Flavored Bourbon, LLC as of the measurement date. There have been no observable share sales, financing rounds, or brand-level transactions to provide direct price discovery. Therefore, the Company estimated fair value using Level 3 inputs consistent with ASC 820 (market participant assumptions).
Based on (i) reported contraction in craft spirits, (ii) the reported slowdown in overall alcohol participation and spirits supplier revenue, (iii) reported flavored whiskey category softness, (iv) continued distributor-tier consolidation and sales force reductions, (v) lack of observable marketing or sales activity for the brand for the latter half of 2025, and (vi) public-company earnings deterioration and impairment activity, management concluded the investment’s carrying value exceeds fair value. Accordingly, an impairment charge of $3,357,027 was recorded, reducing the value of the investment from the previously recorded $14,285,222 down to its revised fair value of $10,928,195 as of December 31, 2025. Such fair value was derived based on a market approach and using the following unobservable inputs and assumptions:
•Craft Spirits Contraction and Reduced Capital Availability;
•Broad Spirits Slowdown and Reduced Alcohol Revenue;
•Flavored Whiskey Softness;
•RTDs as a Growth Pocket
•Three-Tier System Impairment Indicator: Distributor Stress, Consolidation, and SKU Rationalization;
•Sector-Wide Valuation Resets (Impairments, Earnings Declines, and Cost Actions);
•Retail Inventory and Shelf Pressure; and
•Tariff Effects on U.S. Spirits Consumption;
The OPM Backsolve Valuation Method (which was used in the June 30, 2024 valuation analysis) derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security. The recent transaction involving Class E Units was utilized as the reference transaction in the OPM Backsolve Valuation Method analysis to derive a value of the Company’s Class A Units. The OPM Backsolve Valuation Method analysis applies the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:
•Expected Term. The probability weighted expected term incorporates the Company’s assumptions about the time necessary for the business to develop and position itself for a potential liquidity event.
•Expected Volatility. As Flavored Bourbon, LLC shares are privately held, the volatility used is based on a benchmark of comparable companies within the distilled spirits industry.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
•Expected Dividend Yield. The dividend rate used is zero as Flavored Bourbon, LLC has never paid any cash dividends, and the Company does not anticipate any in the foreseeable future.
•Risk-Free Interest Rate. The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected term.
The assumptions the Company used in calculating the fair value as of June 30, 2024 included: expected term of 5 years; expected volatility of 70%; expected dividends of $0; and risk-free interest rate of 4.08% (based on the 5-year T-Bill rate).
Treasury stock — Treasury stock is shares of the Company’s own stock that have been issued and subsequently repurchased by the Company. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends.
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. For the years ended December 31, 2025 and 2024, the Company repurchased 0 and 1 shares of common stock at a price of $0.00, and $3,157.80 per share, respectively.
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
Crypto and Related Business Revenue
Blockchain rewards-validator business from staking tokens — The Company operates multiple validator nodes on the Story Network and earns $IP Tokens as rewards and commission income for validating transactions and maintaining network security. These activities include both self-staking (using the Company’s own tokens) and providing validation services to the Story Network on behalf of third-party delegators. Validator services were tested in early September and were fully functional as of September 18, 2025.
The Company earns commission income and staking rewards in the form of $IP Tokens from validator operations. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Story blockchain, which is the customer by analogy. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received, which is a variable consideration resolved at the conclusion of each epoch, and the fair value of the token at contract inception. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. $IP Tokens could be staked by third party delegators, with the Company performing validation services. In such arrangements, because the Company is providing the validation service to the Story Network on behalf of the third party delegators, the Company recognizes revenue on a gross basis.

IP Strategy Holdings, Inc.
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
Direct to Consumer — In 2025 the Company sold its spirits and other merchandise directly to consumers via two channel, its five owned and operated Heritage Distilling branded tasting rooms, which were closed December 31, 2025 (See Note 18 - Restructuring), and through the internet (e-commerce).
Retail sales in tasting rooms were paid for at the time of sale once the transactions with the customer were completed. At that point the Company transferred control and recognized revenue for the spirits and merchandise when the product was received by the customer in the tasting rooms. ECommerce sales occur through a third party retailer who acquire our products from a wholesaler or clearing agent depending on the state they are in. We recognize the revenue when we ship our product to the wholesaler or clearing house and we are typically paid on 30 to 45 day terms.
The Company periodically offers discounts on spirits sales made through the internet. All discounts are recorded as a reduction of retail product revenue.
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for years ended December 31, 2025 and 2024 were $20,279 and $54,030, respectively.
Third Party — The Company produces and sells barreled spirits to Third Party customers who either hold them for investment or who have a plan to use the product in the future once the spirits are finished aging. Third Party Barreled Spirits are paid with a deposit up front, with the remainder billed at the time of completion when the finished spirits are then produced and supplied to the customer. In most cases, the barrels are stored during aging for the customer at a fee. As of December 31, 2025 and 2024, the Company had deferred revenues of $89,058 and $100,099, respectively, included in other current liabilities within the consolidated balance sheets. These performance obligations are expected to be satisfied within one year.
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $968,935 and $1,787,554 in service revenue in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The following table presents revenue disaggregated by sales channel:

	For the Years Ended December 31,
	2025	2024
Crypto and Related Revenue	$4,951,565	$—

Direct to Consumer	$2,958,081	$3,899,493
Wholesale	1,240,806	1,595,553
Third Party	—	1,119,887
Total Spirits Products Revenue	4,198,887	6,614,933
Spirits Services	968,935	1,787,555
Total Spirits Revenue from Contracts with Customers	$5,167,822	$8,402,488

Total Revenue	$10,119,387	$8,402,488
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the TTB. These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Revenue” within the consolidated statements of operations, which totaled $223,866 and $232,073 for the years ended December 31, 2025 and 2024, respectively.
Shipping and handling costs — Shipping and handling costs of $193,432 and $248,005 were included in “Cost of Revenue” within the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.
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
During the years ended December 31, 2025 and 2024, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted restricted stock units. See Note 9. Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan, as amended (the “2024 Plan”) became effective, authorizing the issuance of up to 125,000 shares of common stock. On June 24, 2025, the stockholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 250,000 shares of common stock. On September 18, 2025, the stockholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 1,750,000 shares of common stock. As of December 31, 2025, the Company had made grants of 643,632 shares of common stock under the 2024 Plan, and 1,106,368 shares remained authorized for grant.
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

IP Strategy Holdings, Inc.
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
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $337,679 and $427,398 for the years ended December 31, 2025 and 2024, respectively and were included in “Sales and marketing” in the consolidated statements of operations.
Income taxes — The Company follows the FASB Accounting Standards Codification 740, “Income Taxes” for establishing and classifying any tax provisions for uncertain tax positions. The Company’s policy is to recognize and include accrued interest and penalties related to unrecognized tax benefits as a component of income tax expenses. The Company is not aware of any entity level uncertain tax positions.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company reflected the impact in our deferred balances for the year ended December 31, 2025, and will monitor future effects as new guidance emerges.
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
Reclassification — Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income / (loss).
Segment Information — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as two operating segments and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as allocation of budgets between the following significant segment expenses: cost of revenues; general and administrative; and research and development expenses.
Recent accounting pronouncements — In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income/(loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard prospectively during 2025.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements.

NOTE 3 — INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2025	2024
Finished Goods	$326,131	$461,254
Work-in-Process	862,239	936,181
Raw Materials	454,650	1,074,132
Total Inventory	$1,643,020	$2,471,567
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	December 31 2025	December 31, 2024
Machinery and Equipment	5 to 20	$2,739,210	$3,478,062
Leasehold Improvements	Lease term	478,787	6,930,585
Computer and Office Equipment	3 to 10	1,702,294	2,460,632
Vehicles	5	272,560	274,559
Construction in Progress	N/A	—	84,957
Total Property and Equipment		5,192,851	13,228,795
Less: Accumulated Depreciation		(3,954,189)	(7,779,383)
Property and Equipment, net of Accumulated Depreciation		$1,238,662	$5,449,412
Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was $1,064,100 and $1,284,653 respectively.
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company retired and expensed $2,146,790 of: property, plant and equipment, net, and terminated leases. The net loss and other related expenses are reflected as part of Restructuring. See Note 18.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES
Increased Authorized Capital for Convertible Notes
On October 30, 2023, the Company’s Board of Directors and stockholders took certain actions and approved Amendments to the Company’s certificate of incorporation and bylaws in preparation for a planned initial public offering (the “Actions and Amendments”). These Actions and Amendments, among other things: increased the Company’s authorized capital from 3,000,000 shares to 10,000,000 shares, including 9,500,000 shares of common stock and 500,000 shares of Founders Common Stock (which Founders Common Stock has four votes per share). On April 1, 2024, the Company filed a second amendment to its amended and restated certificate of incorporation to increase authorized capital to 70,000,000 shares. Upon approval of the October 30, 2023 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (upon the effectiveness of the Company’s IPO on November 25, 2024) for 165,607 additional shares of common stock and 25,369 prepaid warrants; The actual unconditional exchange of the 2022 and 2023 Convertible Notes and reclassification of the aggregate September 30, 2024 fair value of $18,482,353 in 2022 and 2023 Convertible Notes to equity (of Common Stock Par Value and Paid-in-capital of $331 and ,$18,482,022, respectively) under the terms of the Subscription Exchange Agreement occurred on November 25, 2024 upon the effectiveness of the Company’s anticipated IPO, which was the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. Until such time, the Convertible Notes were recorded on the balance sheet and the change in their fair value was recognized as Other Income/(Expense) in the Statement of Operations.
2020 Convertible Promissory Note
In March and August 2020, the Company issued multiple unsecured convertible promissory notes with an aggregate principal sum of $1,120,000 with a maturity date of December 31, 2021. The outstanding amounts plus accrued and unpaid interest could be converted into shares of common stock at the conversion price. Unless earlier converted into shares, the August 2020 notes could automatically convert if upon the closing of a private offering of common stock or one of its subsidiaries of at least $5,000,000, the note plus any accrued and unpaid interest could automatically convert into common stock at the lesser of $2,864, or a 20% discount off the price per share of common stock sold in private offering. In 2023, all but one of the notes were converted into shares of the Company at a discounted conversion price of $1,500 per share. As of December 31, 2023, the Company had one investor that did not elect to convert, with a convertible note balance of $450,000 and accrued interest of $49,425. This remaining note plus accrued interest were paid in full in 2024.
2022 Convertible Promissory Notes
During April 2022 through December 2022, the Company issued multiple unsecured convertible promissory notes (the “2022 Convertible Notes”) with aggregate net cash proceeds of approximately $10,740,000 and aggregate principal sum of $14,599,523 to various new and existing investors, including $4,675,000 in cash proceeds and $6,311,250 in principal to a related party (See Note 15). In February 2023, the Company issued one convertible note to an existing investor under the terms of the 2022 Convertible Notes with net cash proceeds of $260,000 and a principal sum of $351,000. In May 2023, the Company agreed with one investor to transfer their 2022 Convertible Note with a principal sum of $135,000 to instead be included under their 2025 Round 3 Note (for a total Round 3 Note of $2,160,000 for said investor). As of December 31, 2025, the cash proceeds and principal sum of the 2022 Convertible Notes totaled $10,900,000 and $14,815,523, respectively, including $4,675,000 of cash proceeds and $6,311,250 of principal to a related party. The 2022 Convertible Notes have a maturity date of July 31, 2024. The 2022 Convertible Notes were convertible, in whole or in part, into shares of common stock at a conversion price of $3,157.80 per share at the option of the convertible noteholders, at any time and from time to time. If the Company were to complete an IPO or a merger with a SPAC (a “deSpac merger”), the unpaid and accrued balances of the 2022 Convertible Notes and the associated interest would have converted into common stock at a discounted conversion price from either the price per share at which common stock was sold in the IPO or the redemption price per share under a deSPAC merger. The 2022 Convertible Notes also contained certain other covenants that, among other things, imposed certain restrictions on indebtedness and investments. The 2022 Convertible Notes were to be used for general corporate purposes, including working capital needs, capital expenditures, and the share repurchase program. In October and November 2023, the holders of the 2022 Convertible Notes agreed to exchange the convertible notes and accrued interest under the mandatory conversion provision of the 2022 Convertible Notes, for common stock of the Company. (See below.)

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
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
Exchange of 2022 and 2023 Convertible Promissory Notes
In October 2023 the holders of the 2022 and 2023 Convertible Notes entered into a Subscription Exchange Agreement to exchange into equity the value of their 2022 and 2023 Convertible Notes with all accrued interest and fees through, and effective as of, June 30, 2023. In October 2023, in accordance with the Subscription Exchange Agreement, and upon approval of an increase in authorized capital to accommodate such exchange, a then aggregate fair value of $33,849,109 in convertible notes was exchanged (contingent upon the consummation of the Company's initial public offering, which occurred on November 25, 2024) for an aggregate of 165,607 shares of common stock (with a then aggregate fair value of $30,344,094 as of September 30, 2023 and a principal amount of $24,795,755, including accrued interest) and 25,369 prepaid warrants to purchase common stock (with a then fair value of $3,505,015 as of September 30, 2023 and a principal amount of $1,714,574, including accrued interest).
As of November 25, 2024, the fair value of the Convertible Notes that were issued in 2022 and 2023 and were exchanged in October and November 2023 for a fixed number of shares of common stock and prepaid warrants, was revalued and was reclassified from a liability to equity in the amount of $15,278,168 (including $6,870,236 of a related party’s holdings) (representing the 165,607 shares (including 85,877 of a related party’s holdings) of common stock and 25,369 prepaid warrants for which the Convertible Notes were exchanged multiplied by the price per share of common stock of $80 in the Company’s November 25, 2024 initial public offering, with the remaining $21,005,723 recorded as a gain for the decrease in fair value of those Convertible Notes for the period from December 31, 2024 to the date of the Company's Initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes was relieved and they were reclassified to equity.
The aggregate fair value of the exchanged notes was reclassified from Convertible Notes to equity under the terms of the Subscription Exchange Agreement that had a true up provision in the event the eventual IPO price was higher or lower than the conversion rate of $263.20 per share stated in the document. Under the terms of the Subscription Exchange Agreement, the true up provision was eliminated and the strike price of the warrants related to the 2022 Convertible Notes was fixed at a negotiated fixed, non-adjustable rate of $120 per share. If the Company had not listed the common stock on a national or international securities exchange by February 28, 2025 (which date was amended from October 31, 2024 previously), the Holder would have had the right to exchange the common sock issued under the Subscription Exchange Agreement for promissory notes (the “New Notes”) on terms substantially similar to the Notes exchanged (contingent upon the consummation of the Company’s initial public offering) in October 2023. When the Subscription Exchange Agreement was executed, the Company did not have enough shares of common stock in the authorized capital account to accommodate all shares due. The Note Holders agreed to waive any requirement of the Company to have enough shares in the authorized capital account to account for the exchange for common stock and prepaid warrants.
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
2025 Series — Convertible Whiskey Special Ops 2023 Notes
In September 2023, the Company opened a $5,000,000 Round of convertible notes with a 12.5% interest rate and an August 29, 2026 maturity date (the “Whiskey Special Ops 2023 Notes” or the “Whiskey Notes”). In March 2024 , the Round was increased to $10,000,000.
As of November 25, 2024 and December 31, 2024, the Company had: $8,526,245 and $2,975,000, respectively in outstanding principal; and $6,630,870 and $2,975,000, respectively, from proceeds of Whiskey Special Ops 2023 Notes (of which, $3,247,425 and $800,000, respectively, in principal, and $2,233,000 and $800,000, respectively, of proceeds was with a related party); and a fair value for the related Warrant Liability of $0 and $1,512,692, respectively, (of which $0 and $406,774, respectively, in fair value was with a related party). The Whiskey Special Ops 2023 Notes include warrant coverage equal to the Subscription Amount actually paid by the holder pursuant to the Securities Purchase Agreement, divided by the Exercise Price, as defined as the price per share of the Company’s assumed IPO or, in the event the Company had not consummated the IPO, $10 per share. Total warrants outstanding calculated using the IPO price of $80 per share as of November 25, 2024 was 82,885 (of which 27,912 was to a related party), with the Whiskey Special Ops 2023 Notes and their related warrants having been exchanged for common stock (and prepaid warrants) effective upon the Company’s November 25, 2024 IPO (see details below), leaving 0 related warrants outstanding subsequent to November 25, 2024. The warrants included a mandatory cashless exercise provision whereby any warrants not previously exercised, would have automatically cashlessly exercised, beginning on the third anniversary of their issuance date, on any trading day that the 20-day VWAP of the common stock equaled or exceeded a price per share equal to or greater than 125% of the exercise price of the warrant.
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
Exchange of Convertible Whiskey Special Ops 2023 Notes
In April 2024, the holders of Whiskey Notes (including 37,795 related Warrants based on a $100 per share exercise price) agreed to exchange for common stock (and prepaid warrants). The then outstanding $23,311,063 in aggregate fair value, (including $8,723,321 which was with a related party); $8,678,433 of principal amount, including accrued interest (including $3,247,425 which was with a related party); $6,630,870 of proceeds, (of which $2,233,000 was with a related party) of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred on November 25, 2024) for a total of 119,954 shares of common stock and 27,346 prepaid warrants to purchase common stock (of which 60,189 shares were with a related party). Such prepaid warrants will be eligible for exercise without the payment of additional consideration (except the $0.02 per share exercise price) at any time that the respective holder beneficially owns a number of shares of common stock that is less than 4.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own up to 4.99% of the Company’s outstanding shares of common stock, and having no expiration date.
Upon the effectiveness of the Company's initial public offering (on November 25, 2024, the fair value of such convertible promissory notes and related warrant liabilities decreased and was reclassified from a liability to equity in the aggregate amount of $11,784,068 (representing the 119,954 shares of common stock and 27,346 prepaid warrants for which the Convertible Notes were exchanged multiplied by the $80 price per share of common stock in the Company’s November 25, 2024 initial public offering, with the remaining $5,162,944 recorded as a gain for the decrease in fair value of those convertible notes and related warrant liabilities for the period from December 31, 2024 to the date of the

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 5 — CONVERTIBLE NOTES (cont.)
Company’s initial public offering (November 25, 2024), which is the date on which the contingent treatment of the liability associated with such convertible notes was relieved and they were reclassified to equity.
The aggregate fair value of the exchanged Whiskey Notes and related Warrants were reclassified from liabilities to equity under the terms of the Subscription Exchange Agreement (when the common stock and prepaid warrants were unconditionally issued in exchange for the Whiskey Notes and related Warrants) upon the closing of the Company’s IPO (which occurred on November 25, 2024) — which was the remaining prerequisite for the unconditional exchange of the Whiskey Notes and related Warrants for equity, at which time, the value of the shares and prepaid warrants was recorded as common stock at the IPO price (of $80 per share), and the remaining fair value of the Convertible Notes was recognized as a gain in Change in Value of Convertible Notes on the Company’s consolidated statement of operations. (Calculated using the IPO price of $80 per share.) Until such a time, the Whiskey Notes and related Warrant Liabilities remained on the Company’s balance sheet, and the change in their fair values also continued to be recognized as Other Income/(Expense) in the Company’s Statement of Operations.
There were no Convertible Notes outstanding as of December 31, 2025 or 2024.
NOTE 6 — BORROWINGS
Borrowings of the Company, not including the Convertible Notes discussed in Note 5, consisted of the following:

	December 31, 2025	December 31, 2024
Silverview Loan	$—	$10,682,438
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	22,354	39,247
City of Eugene	283,030	389,875
2023 Channel Partners Loan	—	—
Total Notes Payable	2,574,840	13,381,016
Less: Debt Issuance Costs	—	(140,082)
	$2,574,840	$13,240,934
In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000.
As of December 31, 2025 and 2024, the outstanding balance of the Silverview Loan was $0 and $10,682,438, respectively.
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
In April 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended of December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 6 — BORROWINGS (cont.)
also recorded interest on the PPP loan at the rate of 1%, for a total of $22,700 and $22,700 as of December 31, 2025 and 2024, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In January 2022, the Company entered into an unsecured business loan and security agreement with Channel Partners Capital, LLC (the “2022 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000. The 2022 Channel Partners Loan matured on June 26, 2023 and accrued interest at a fixed rate of 13.982%. Principal of $16,528 plus interest was payable monthly. The Company had an option to prepay the 2022 Channel Partners Loan with a prepayment discount of 5.0%. As of both December 31, 2025 and 2024, the outstanding balance of the 2022 Channel Partners Loan was $0. In 2023, the Company entered into a new secured business loan and security agreement with Channel Partners Capital, LLC (the “2023 Channel Partners Loan”) for an aggregate borrowing capacity of $250,000, of which $47,104 of proceeds was used to pay off the 2022 Channel Partners Loan. The 2023 Channel Partners Loan matured and was paid off in full on October 5, 2024. During its term the 2023 Channel Partners Loan accrued interest at a fixed rate of 13.34%, and had payments of $16,944, principal plus interest was payable monthly. The Company had an option to prepay the 2023 Channel Partners Loan with a prepayment discount of 5.0%. As of both December 31, 2025 and 2024, the outstanding balance of the 2023 Channel Partners Loan was $0.
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025, beginning August 1, 2025 the City of Eugene loan begins accruing interest at the rate of 5%. Monthly payments are scheduled to begin September 1, 2025 in the amount of $6,714, including accrued interest. As of December 31, 2025, the balance of the City of Eugene loan was $283,030 and is unsecured.
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
In August 2024, the aggregate of $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 3,327 related warrants was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 999 warrants to purchase shares of common stock at the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 666 warrants.) Upon the November 25, 2024 initial public offering at $80 per share, the 999 warrants at $100 per share were recalculated and reissued as 1,248 warrants at $80 per share (and the 666 related party warrants at $100 per share were recalculated and reissued as 833 warrants at $80 per share). (See Note 15.)
In July 2024, the Company raised an additional $250,000 from an investor under the terms of a July 2024 accounts receivable factoring arrangement. The Company issued 83,333 five year warrants to purchase common stock at $6 per share in conjunction with the July 2024 accounts receivable factoring arrangement (which remain outstanding). As of September 2024, the Company recorded a total liability of $277,000 (including $27,000 of fees) related to this July 2024 factoring agreement, which was exchanged for 27,700 shares of Series A Preferred Stock, including 625 warrants to purchase shares of common stock at the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. Upon the November 25, 2024 initial public offering at $80 per share, the 625 warrants at $100 per share were recalculated and reissued as 781 warrants at $80 per share.
As of December 31, 2025, the principal repayments of the Company’s debt measured on an amortized basis of $2,574,840 will be due within five years from the issuance of these consolidated financial statements. The outstanding principal repayments due within the next 12 months of $2,353,998 and $3,758,595, respectively, net of debt issuance costs of $0 and $140,082, respectively, was classified as a current liability on the Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024. The outstanding principal repayments due after the next 12 months of $220,842 was classified as a long-term liability on the Company’s consolidated balance sheet as of December 31, 2024.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 6 — BORROWINGS (cont.)
The following table represents principal repayments from 2025 and the years through 2030 and thereafter:

Years Ending	Amount
2026	$2,359,774
2027	71,441
2028	143,625
2029	—
2030	—
there after	—
$2,574,840
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
NOTE 7 — FAIR VALUE MEASUREMENT
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Notes Payable and Warrant Liabilities were exchanged and reclassified into equity (see Note 5), and were $0 as of both December 31, 2025 and 2024.
In November of 2023, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company's initial public offering) for common stock and prepaid warrants effective as of June 30, 2023. (See Note 5.) Through November 25, 2024, the $21,005,722 decrease in fair value of the 2022 and 2023 Convertible Notes in 2024, was included as a gain in the change in fair value of convertible notes in the Company’s 2024 consolidated statement of operations. As further discussed below, such valuation reflecting the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $263.20 per share as of March 31, 2024; as compared to a subsequent share value of $80 per share, upon the November 25, 2024 initial public offering at $80 per share.
As of June 30, 2024, the then outstanding $13,978,467 in aggregate fair value, of the Whiskey Notes and related Warrants (Warrant Liability), in accordance with a Subscription Exchange Agreement, exchanged (contingent upon the consummation of the Company’s initial public offering) for a total of 119,954 shares of common stock and 27,346 prepaid warrants to purchase common stock. Through November 25, 2024, the $6,977,656 increase in fair value of the Whiskey Notes in 2024, was included as a loss in the change in fair value of convertible notes in the Company’s 2024 consolidated statement of operations. As further discussed below, such valuation reflecting the fixed number of shares and prepaid warrants exchanged for the convertible notes as impacted by the valuation methodologies and inputs, including an estimated common stock share value of $263.20 per share as of March 31, 2024; as compared to a subsequent share value of $80 per share, upon the November 25, 2024 initial public offering at $80 per share.
The Convertible Notes (and related Warrant Liabilities) remained as liabilities on the balance sheet, and the change in their fair value continued to be recognized as Other Income / (Expense) in the Statement of Operations, until November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the outstanding indebtedness and related warrants into equity).
Valuation of Acquisition Contingency Liability — In conjunction with the February 21,2024 acquisition of Thinking Tree Spirits, for the quarter ended March 31, 2024, the Company recorded estimated fair values of $847,762 for payments in the form of Company common stock (including: $670,686 in common stock of the Company; $50,000 of post-closing accounting true-ups; and $127,076 in estimated future contingent payments). The acquisition was recorded at estimated fair values, based on the payments made, and a fair value probability applied to the contingent earn out

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 7 — FAIR VALUE MEASUREMENT (cont.)
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
Valuation of Convertible Notes — The fair value of the Convertible Notes as of November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the outstanding indebtedness and related warrants into equity) was based on the Company's initial public offering price (which was also the basis for the conversion price for the shares of common stock into which the Convertible Notes converted) of $80 per share. The fair value of the Convertible Notes at issuance and at each reporting period (through November 25, 2024) was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a probability weighted expected return method and the Discounted Cash Flow method to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the notes. The most significant estimates and assumptions used as inputs in the PWERM and DCF valuation techniques impacting the fair value of the Convertible Notes are the timing and probability of an IPO, deSPAC Merger and default scenario outcomes (see the table below). Specifically, the Company discounted the cash flows for fixed payments that were not sensitive to the equity value of the Company at payment by using annualized discount rates that were applied across valuation dates from issuance dates of the Convertible Notes to their unconditional conversion at the initial public offering price of $80 per share on November 25, 2024. The discount rates were based on certain considerations including time to payment, an assessment of the credit position of the Company, market yields of companies with similar credit risk at the date of valuation estimation, and calibrated rates based on the fair value relative to the original issue price from the Convertible Notes.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 and 2023 Notes in the following table were exchanged and reclassified into equity (see Note 5), and were $0 as of both December 31, 2025 and 2024.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Whiskey Special Ops 2023 Notes in the following table were exchanged and reclassified into equity (see Note 5), and were $0 as of both December 31, 2025 and 2024.
Valuation of Warrant Liabilities — The fair value of the warrant liabilities as of November 25, 2024 (the date of the Company’s initial public offering — which was the remaining prerequisite for the unconditional conversion of the warrant liabilities into equity) was based on the Company's initial public offering price of $80 per share. The fair value of the warrant liabilities at issuance and at each reporting period (through November 25, 2024) was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. The Company used the PWERM and MCS to incorporate estimates and assumptions concerning the Company’s prospects and market indications into the models to estimate the value of the warrants. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities until their unconditional conversion at the initial public offering price of $80 per share on November 25, 2024, are the timing and probability of IPO, deSPAC Merger and default scenario outcomes (see the table below). The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are those utilizing certain weighted average assumptions such as expected stock price volatility, expected term of the warrants, and risk-free interest rates.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the 2022 Convertible Promissory Notes warrant liabilities were exchanged and reclassified into equity (see Note 5), and were $0 as of both December 31, 2025 and 2024.
Upon the consummation of the Company’s initial public offering on November 25, 2024, the Whiskey Special Ops 2023 Notes warrant liabilities were exchanged and reclassified into equity (see Note 5), and were $0 as of both December 31, 2025 and 2024.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 7 — FAIR VALUE MEASUREMENT (cont.)
The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs:

	2022 and 2023 Convertible Notes	Whiskey Special Ops Notes	2022 Notes Warrant Liabilities	Whiskey Special Ops Notes Warrant Liabilities
Balance as of December 31, 2023	$36,283,890	$1,452,562	$794,868	$1,512,692
Issuances	—	3,353,850	—	302,020
Change in Fair Value	(21,005,722)	6,977,656	1,078,132	(1,814,712)
Converted to Equity	$(15,278,168)	$(11,784,068)	$(1,873,000)	$—
Balance as of December 31, 2024	$—	$—	$—	$—
NOTE 8 — PRIVATE PLACEMENT OF COMMON STOCK (PIPE) AND INTANGIBLE DIGITAL ASSETS
Private Placement of Common Stock (PIPE) — On August 15, 2025, the Company closed on a private placement to institutional and accredited investors and sold the Pre-Funded Warrants to purchase an aggregate of 18,518,944 shares of common stock at a purchase price of $12.086 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses of $12,134,575. Of the total $223.8 million purchase price for the Pre-Funded Warrants, $35.5 million was paid in cash, $59.5 million was paid in the cryptocurrency stablecoin commonly referred to as USD Coin (“USDC”), based on a purchase price of $1.00 per USDC, and $128.8 million was paid in $IP Tokens, which were valued for purposes of such offering at (i) $5.2413 (representing a 20% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of the Story Core Contributors (as defined in the subscription agreements for the offering), (ii) $3.40 (representing an approximately 48% discount from the closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of Story Foundation, or (iii) $6.5516 (the reported closing price of $IP Tokens on August 8, 2025 as reported by CoinMarketCap.com) in the case of all other purchasers.
At a Special Meeting of Stockholders held on September 18, 2025, the Company’s stockholders approved all of the proposals on the agenda related to the PIPE, including:
•the issuance of the Pre-Funded Warrants and shares of common stock upon the exercise of the Pre-Funded Warrants;
•the issuance of shares of common stock, restricted stock unit awards, and shares of common stock upon the exercise of warrants issued pursuant to advisory agreements between certain advisors and the Company related to the PIPE transaction discussed above; and
•an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 495,000,000 shares to 995,000,000 shares.
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
Under terms of the PIPE, the Company would use: (a) up to $4.0 million of the net proceeds from the PIPE for general corporate purposes initiated after the closing, (b) up to $0.6 million for pre-existing working capital commitments or obligations, and (c) at least $80.0 million to purchase $IP Tokens from Story Foundation at a price per $IP Token of $3.40 (as discussed below). The balance of the net proceeds were used to purchase or otherwise acquire $IP Tokens and for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. The Company could not use more than $7.0 million of such proceeds: (i) for the satisfaction of any portion of the Company’s debt (other than payment of trade

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 8 — PRIVATE PLACEMENT OF COMMON STOCK (PIPE) AND INTANGIBLE DIGITAL ASSETS (cont.)
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
In conjunction with the PIPE, in July 2025, the Company negotiated terms with a number of secured and unsecured creditors, whereby, the Company agreed to pay cash and or equity, in settlement of amounts owed to such obligees (the “Negotiated Settlements”), whereby, contingent and effective only upon the occurrence of: a) the closing of a financing transaction between the Company and third party private investors in excess of $75 million dollars and involving a tradable cryptocurrency, token or other similar digital asset; b) the approval of Company’s stockholders of such transaction at a duly called special meeting of the stockholders; and c) effectiveness of a registration statement related to such transaction filed with the SEC in accordance with the Securities Act of 1933, as amended, that the Company will pay agreed upon cash amounts due to the respective obligees, as agreed, in cash and or equity, in settlement of amounts owed to such obligees. The equity portion of the Negotiated Settlements is in the form of warrants to purchase common stock at $0.20 per share, exercisable at the earlier of (i) 6-months or (ii) the day following the issue date of the respective warrants on which the closing price of the common stock equals or exceeds $30 per share, which were valued based on a Black Scholes valuation (the “Settlement Equity”). The result of the Negotiated Settlements with the secured and unsecured creditors was: a) $10,382,438 of the Company’s secured notes payable as of June 30, 2025 ($12,620,345 as of August 7, 2025, including settlement fees and expenses and additional accrued interest) negotiated to be settled for $7,046,094 in cash and $2,963,624 of warrants with the remaining $2,610,627 recognized as a gain on settlement in the (third quarter) statement of operations; and b) an aggregate of $2,963,624 of Settlement Equity (in the form of 200,000 warrants) with the remaining $2,635,507 to be recognized as a gain on settlement in the statement of operations; and b) an aggregate of $3,792,767 of the Company’s unsecured accounts payable as of June 30, 2025 was negotiated to be settled for $1,816,250 in cash, $851,628 in Settlement Equity (in the form of an aggregate of 76,391 warrants) with the remaining $1,124,889 (of which $282,037 will be recorded to paid in capital on the balance sheet as it related to capitalized offering costs, and the remaining $842,852 will be recorded on the statement of operations as a gain on settlement) to be recognized in the then current period (third quarter) in the respective expense accounts to which the expenses were originally recorded.
In conjunction with the PIPE, the Company purchased $80 million of $IP Tokens from Story Foundation at a price per $IP Token of $3.40 (as discussed above) as follows:
•$35,271,353 of $IP Tokens for $21,000,000 in cash on August 18, 2025 at a price per $IP Token of $3.40 compared to the market price of $5.7106 per $IP Token; and
•$99,692,647 of $IP Tokens for $59,000,000 in cash on August 15, 2025 at a price per $IP Token of $3.40 compared to the market price of $5.745 per $IP Token.
In conjunction with the Offering, the Company issued: 125,000 RSUs on August 10, 2025 to an advisor, vesting in 4 equal installments of 31,250 shares on October 1, 2025, January 1, 2026, April 1, 2026, and July 1, 2026; placement agent warrants in August 2025 to purchase 215,364 shares of common stock at $0.20 per share, expiring August 15, 2030, representing 3% of the number of pre-funded warrants issued in the Offering; and advisor warrants in August, 2025, to purchase common stock at $0.20 per share that expire August 10, 2030 as follows:
•Tranche 1 — 193,750 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $20 per share or 3 months from the issue date of the warrant;
•Tranche 2 — 203,750 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $30 per share or 6 months from the issue date of the warrant;
•Tranche 3 — 215,000 warrants vesting the earlier of when the closing price of the common stock equals or exceeds a price of $40 per share or 6 months from the issue date of the warrant; and
•Tranche 4 — 262,500 warrants vesting monthly over 12 months from September 18, 2025.
The Company still has the option, with input from the Story Foundation on timing and amount, on the use of the currently registered and effective ELOC to raise capital for debt reduction and other corporate purposes related to its business.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 8 — PRIVATE PLACEMENT OF COMMON STOCK (PIPE) AND INTANGIBLE DIGITAL ASSETS (cont.)
Intangible Digital Assets — On August 15, 2025, the Company adopted the $IP Token as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds $IP Tokens for long term investment purposes. The Company accounts for its $IP Tokens as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its $IP Tokens, which are included in intangible digital assets in the consolidated balance sheets. As of December 31, 2025, there were contractual restrictions consisting of restrictions on sale or transfer and lock ups on the Company’s sale of its $IP Tokens.
The following table summarizes the intangible digital assets ($IP Tokens, ARIAIP Tokens and APL Tokens) held by the Company as of December 31, 2025:

	As of December 31, 2025
	Units	Cost Basis	Fair Value
$IP Tokens (a)	53,339,862	$209,261,236	$91,691,223
APL Tokens	13,889	10,000	2
ARIAIP Tokens	125,000	10,000	9,978
Total	53,478,751	$209,281,236	$91,701,203
(a) 6,176,470.588 $IP Tokens were acquired in conjunction with the PIPE for a total price of $21,000,000 with a 12 month restriction on transfer or sale. Per the Omnibus Amendment dated March 6, 2026, a total of 17.3 million plus 6.2 million, or 23.5 million tokens were restricted and such restriction would not be lifted until after August 15, 2027, except for 1 million tokens that were released from said restriction.
The following table represents a reconciliation of the fair values of the Company’s intangible digital assets: There were no Token Treasury Segment activities prior to the year ended December 31, 2025:

	Fair Value
Intangible Digital Assets	For the Year Ended December 31, 2025
	$IP Tokens	All Other
Beginning Balance - December 31, 2024	$—	$—
Additions (a)
PIPE Offering	128,819,949	—
Purchases	80,000,034	20,000
Staking Rewards	$4,951,565	—
Dispositions	(3,890,396)	—
Change in Fair Value of Intangible Digital Assets (b)	(118,189,929)	(10,020)
Ending Balance -December 31, 2025	$91,691,223	$9,980
(a) Additions represent initial consideration received as part of the PIPE offering, and purchases of, and staking rewards earned on, Crypto assets held for investment. Per the Omnibus Amendment dated March 6, 2026, a total of 17.3 million plus 6.2 million, or 23.5 million tokens were restricted and such restriction would not be lifted until after August 15, 2027, except for 1 million tokens that were released from said restriction.
(b) The Company measures gains and losses by each asset held. These include cumulative realized losses of $374,214 and realized gains of $246,253 for the year ended December 31, 2025.
The Company from time to time also holds stablecoins, primarily USD Coin (USDC), which are designed to maintain a value pegged to the U.S. dollar. These holdings are presented within Other Current Assets on the Consolidated Balance Sheets. Because stablecoins do not meet the definition of cash or cash equivalents under ASC 305, Cash and Cash Equivalents, they are accounted for as financial instruments and measured at fair value under ASC 820, with changes recognized in net income. As of December 31, 2025, the Company did not hold any positions in stablecoins. The Company monitors liquidity, counterparty risk, and regulatory developments related to these holdings on an ongoing basis.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT)
On May 14, 2024, the Board and Shareholders of the Company approved a .57-for-1 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted. Additionally on September 18, 2025, the stockholders of the Company approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for the years ended December 31, 2025 and 2024 and the years then ended all periods presented reflect the effect of that stock split unless otherwise noted.
All share and per share numbers presented in these financial statements have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual component numbers. In cases where rounding occurred, the amount of the rounding difference is not material and are considered to be insignificant. The aggregate effect of rounding down fractional shares and the respective payout of paid in in capital is reported in aggregate where significant, including the consolidated statements of stockholders’ equity/(deficit).
On November 25, 2024, the Company consummated its IPO whereby it sold a total of 84,375 shares of common stock, at an offer price of $80 per share. The Company received net proceeds from the IPO of $5,960,000 after deducting underwriting expenses and commission of $790,000.
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
Concurrent with the closing of the IPO on November 25, 2024, any contingencies disclosed above related to the accounting treatment recognizing the conversion of debt to equity for the following private transactions were lifted as a result of the IPO (see Notes 5, 6, 7 and 9):

*	The 2022 and 2023 Convertible Promissory Notes which were previously exchanged for 165,607 shares of common stock and 25,369 prepaid warrants to purchase common stock (See Notes 5 and 15);

*
The 2023 Series — Convertible Whiskey Special Ops 2023 Notes and related warrants which were previously exchanged for 119,954 shares of common stock and 27,346 prepaid warrants to purchase common stock (See Notes 5 and 15);

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)

*
The $399,667 received from the two separate investors under the terms of the May 2024 and July 2024 factoring agreements, including accrued fees and 3,327 related warrants, which was exchanged for an aggregate of 44,291 shares of Series A Preferred Stock and 1,248 warrants to purchase shares of common stock at $80 per share (including $266,667 received from a related party, which was exchanged for 29,661 shares of Series A Preferred Stock, and 833 warrants at $80 per share). (See Notes 6 and 15.)

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
At a special meeting of stockholders held on September 18, 2025, the Company’s stockholders approved the following proposals on the agenda related to the Company’s previously announced PIPE transaction, and other actions, including:
•the issuance of Pre-Funded Warrants and shares of common stock upon the exercise of the Pre-Funded Warrants;
•the issuance of shares of common stock, restricted stock unit awards, and shares of common stock upon the exercise of warrants issued pursuant to advisory agreements between certain advisors and the Company related to the PIPE transaction discussed above;
•an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 495,000,000 shares to 995,000,000 shares;
•an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders; and
•an amendment to the Company’s 2024 Equity Incentive Plan, as amended, to increase the shares available for issuance under the 2024 Plan from 250,000 shares to 1,750,000 shares.
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
Upon approval of the April 2024 increase in authorized shares, the 2022 and 2023 Convertible Notes were exchanged (contingent upon the consummation of the Company's initial public offering) for 165,607 additional shares of common stock and 25,369 prepaid warrants; The actual unconditional exchange of the 2022 and 2023 Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $15,278,168 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $19 and Paid-in-capital of $15,278,149) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024 and was the remaining prerequisite for the unconditional exchange of the 2022 and 2023 Convertible Notes for equity. (See Note 5.)

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Upon approval of the April 2024 increase in authorized shares, the Whiskey Special Operation Convertible Notes were exchanged (contingent upon the consummation of the Company’s initial public offering, which occurred on November 25, 2024) for 119,954 additional shares of common stock and 27,346 prepaid warrants; The actual unconditional exchange of the Convertible Notes and reclassification of the aggregate fair value of exchanged notes (of $11,784,068 as of November 25, 2024, (the date of the Company's initial public offering) was reclassified from Convertible Notes to equity (of Common Stock Par Value of $15 and Paid-in-capital of $11,784,053) under the terms of the Subscription Exchange Agreement upon the closing of the Company’s initial public offering — which occurred on November 25, 2024) and was the remaining prerequisite for the unconditional exchange of the Whiskey Special Operation Convertible Notes for equity. (See Note 5.)
As of December 31, 2025, the Company had 9,651,081 shares of common stock issued and outstanding, including the 165,607 shares of common stock related to the conversion of the 2022 and 2023 Convertible Notes (comprised of 190,977 shares of common stock, net of: 25,369; and subsequently, 71,021 shares of common stock exchanged for prepaid warrants); and the 119,954 shares of common stock related to the conversion of the Whiskey Special Operation Convertible Notes (comprised of 147,300 shares of common stock, net of: 27,346; and subsequently, 71,113 shares of common stock exchanged for prepaid warrants). During the year ended December 31, 2025, the Company repurchased 1 share of common stock and 15,892 warrants to purchase common stock were exercised.
In the second quarter of 2024, the Company’s Board of Directors and shareholders took certain actions and approved the Actions and Amendments. These Actions and Amendments, included, among other things:
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
ELOC Agreement — On January 23, 2025, the Company entered into the ELOC Purchase Agreement with the ELOC Investor. Pursuant to the ELOC Purchase Agreement, upon the effectiveness of a related resale registration

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
statement under the Securities Act (the “ELOC Registration Statement”) (which was subsequently filed on January 24, 2025) the Company had the right from time to time (at the Company’s option) to direct the ELOC Investor to purchase up to $15,000,000 of the Company’s common stock (subject to certain limitations and conditions. The amount of sales of the ELOC Shares, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among others, market conditions, the trading price of the Company’s shares and determinations by the Company regarding the use of proceeds from any sale of such ELOC Shares. The net proceeds from any sales under the ELOC Purchase Agreement will depend on the frequency with, and prices at, which the ELOC Shares are sold to the ELOC Investor.
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
Pursuant to the ELOC Purchase Agreement, the Investor also agreed to purchase $1,000,000 of the Company’s Series B Preferred Stock, of which $500,000 was purchased, and the Company delivered such Series B Preferred Stock, within twenty four (24) hours after the ELOC Registration Statement was filed with the SEC. The second tranche of $500,000 was purchased, and the Company delivered such Series B Preferred Stock, within three trading days following the date the ELOC Registration Statement was declared effective by the SEC. Each share of Series B Preferred Stock had a purchase price of $10 per share and a stated value of $12 per share, and was to pay dividends at the rate of 15% per annum of the stated value (or $1.80 per share), and was convertible by the holder at any time following the 90th day following the date of effectiveness of the ELOC Registration Statement. The conversion of Series B Preferred Stock into common stock was determined by dividing (a) an amount equal to 110% of the sum of (i) the stated value plus (ii) the amount of all accrued and unpaid dividends, by (b) the Conversion Price. The Conversion Price was fixed price equaling the Volume Weighted Average Price on the trading day preceding the date the documents required were executed. The Series B Preferred Stock was subject to redemption by the Company at the Company’s option at any time following the ninety (90) day anniversary such Series B Preferred Stock was acquired, but subject to any restrictions on such redemption in the Company’s credit facilities, at a redemption price equal to the stated value of the Series B Preferred Stock to be redeemed plus any accrued but unpaid dividends thereon. The shares of common stock that could result from any conversion of Series B Preferred Stock are anticipated to be registered in the Registration Statement resulting from the August 11, 2025 subscription agreements for a private placement. Additional shares of the Company’s Series B Preferred Stock may be sold after the date the ELOC Registration Statement becomes effective. As of January 24, 2025, the Conversion Price was $22 per share, and subsequently adjusted to between $9.526 and $22.40 per share based on the price of our stock when the respective investors subsequently executed documents and purchased their shares. Between July 30, 2025 and October 3, 2025, all of the shares of Series B Preferred Stock sold to the ELOC Investor were converted to common stock.
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

IP Strategy Holdings, Inc.
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
In the year ended December 31, 2025, an aggregate of 598,140 shares of common stock had been sold to the investor under the ELOC Purchase Agreement for aggregate gross proceeds to the Company of $4,817,235. On December 22, 2025, the Company cancelled the ELOC
Prepaid Warrants to Purchase Common Stock — In August 2024, certain holders of shares of common stock agreed to exchange an aggregate of 140,814 shares of their common stock into a like number of pre-paid warrants. Such pre-paid warrants will be eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common, and having no expiration date. As of December 31, 2024, 193,599 of the pre-paid warrants remained outstanding.
The following sets forth the outstanding prepaid warrants and common warrants for the years ended December 31, 2025 and 2024:

	Prepaid Warrants	Common Warrants
Balance December 31, 2023	25,369	—
Conditional Issuance of Prepaid Warrants from Exchange of Whiskey Notes	27,346	—
Conditional Issuance of Prepaid Warrants in Exchange for Common Stock	140,814	—
Exercise of Prepaid Warrants in Exchange for Common Stock	(34,930)	—
Issuance of Prepaid Warrants for Common Stock	35,000	—
November 25, 2024 Private Placement of Common Warrants	—	19,110
Balance December 31, 2024	193,599	19,110
Exercise of Warrants in Exchange for Common Stock	(153,599)	(19,110)
Exercise of Warrants in Exchange for Series B Preferred Stock	(51,393)	—
Warrants Issued with Series B Preferred Stock	16,393	—
Balance December 31, 2025	5,000	—
Upon the closing of the Company's initial public offering on November 25, 2024, the conditional issuances of prepaid warrants and common stock noted in the table above became effective.
In addition to the prepaid warrants and common warrants in the table above: 5,960 warrants to purchase common stock at $0.20 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (see Preferred Stock — Series B below).
In the year ended December 31, 2025, 153,599 prepaid warrants (with an exercise price of $0.02 each) were exercised cashlessly for 153,338 shares of common stock (including related party cashlessly exercised 153,599 prepaid warrants for 153,338 shares of common stock) leaving 5,000 prepaid warrants remaining outstanding. In addition, 55,877 prepaid warrants (with an exercise price of $0.02 each) were exercised cashlessly for 55,917 shares of Series B Preferred Stock
Preferred stock — Series A — In May 2024, the Company’s Board of Directors and Shareholders approved an offering of Series A Convertible Preferred Stock of up to $5,000,000, of which $4,948,478 was issued and outstanding and $0 remained available for issuance as of December 31, 2024 (as the offering was closed prior to the Company’s November 25, 2024 initial public offering). The shares of the Series A Preferred Stock were sold at a Subscription Price of $10 per share and have a stated value of $12 per share (the “Stated Value”), and included stock purchase warrants to

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
purchase shares of common stock calculated at 25% of the subscription price then divided by $100, with an exercise price equal to the lesser of $100 per share or the price per share at which the common stock is sold in the Company’s initial public offering. (Upon the closing of the Company's initial public offering on November 25, 2024, the exercise price was set at the initial public offering price of $80 per share.) The warrants expire June 15, 2029. At any time after June 15, 2027, the Warrants shall be automatically exercised on a cashless basis if the common stock has traded for 5 consecutive trading days at or above 125% of the Exercise Price (or $100 per share). The Series A Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series A Preferred Stock.
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
Any time on or after June 15, 2025, the Company shall have the right to redeem some or all of the outstanding shares of Series A Preferred Stock from funds legally available therefor, upon at least 30 days prior written notice to the holders of the Series A Preferred Stock, at a redemption price per share equal to 110% of the sum of the Stated Amount, plus all accrued and unpaid dividends on such shares of Series A Preferred Stock (or $593,777 as of December 31, 2025).
The Company received subscriptions of $4,948,478 of Series A Preferred Stock (of which $1,831,265 was from a related party), including $2,025,000 in cash (of which $834,000 was from a related party); $1,155,000 in the form of 525 barrels of aged whiskey (with an average value of $2,200 per barrel and with $259,875 allocated to barrel fixed assets and $895,125 allocated to whiskey inventory); $110,600 was paid by the sale of and transfer to the Company by a related party of an aggregate of 50 barrels of premium aged whiskey (with an average value of $2,212 per barrel and with $24,750 allocated to barrel fixed assets and $85,850 allocated to whiskey inventory); and $719,919 was paid by the cancellation of outstanding indebtedness (factoring agreements) (of which $296,619 was from a related party). In addition, the holders of Series A Preferred Stock who were issued Series A Preferred Stock in July through September 2024 received an additional 25,515 warrants with an exercise price of $120 per share as part of the Series A Preferred Stock subscriptions (the “$120 Warrants”) (of which 16,051 of the $120 Warrants were issued to a related party). In September 2024, the 25,515 $120 Warrants (including 16,051 $120 Warrants from a related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $120 Warrants exchanged for Series A Preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $36.76 per $120 Warrant using a Black-Scholes Valuation model with a then estimated IPO stock price of $100 per share and exercise price of $120 per share. The Company allocated the net proceeds between the warrants and the Series A Preferred Stock using the relative fair value method.
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
In consideration of purchases of Series B Preferred Stock by certain holders of Series A Preferred Stock, on May 1, 2025, an aggregate of 284,140 outstanding shares of Series A Preferred Stock and 5,813 warrants to purchase shares of common stock at $80 per share (of which 183,122 shares of Series A Preferred Stock and 3,785 related warrants to purchase common stock at $80 per share were of a related party) was exchanged for Series B Preferred Stock. See also Preferred Stock — Series B below.
The Series A Preferred Stock has a liquidation preference equal to the greater of (i) 110% of the sum of (a) the Series A Preferred Stock Stated Value, plus (b) the amount of the aggregate dividends then accrued on such share of Series A Preferred Stock and not previously paid, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution or winding up. Accordingly, the Series A Preferred Stock liquidation preference as of December 31, 2025 (with 210,700 shares outstanding and a stated value of $2,528,400) was $3,122,177.
Preferred stock — Series B — By written consent dated January 23, 2025 (pursuant to authority conferred upon the Board of Directors by the Company's second amended and restated certificate of incorporation), the Board of Directors designated 750,000 shares of authorized but unissued Preferred Stock as Series B Convertible Preferred Stock. The shares of Series B Preferred Stock, par value $0.0001 per share have a Subscription Price of $10 per share and a stated value of $12 per share (the “Series B Stated Value”). The Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends at the rate of 15% per annum of the Series B Stated Value (or $1.80 per share) payable if and when declared by the Board of Directors of the Company or upon conversion or redemption of the Series B Preferred Stock.
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
In consideration of purchases of Series B Preferred Stock by certain holders of Series A Preferred Stock, on May 1, 2025, certain shareholders agreed to exchange an aggregate of 284,140 shares of Series A Preferred Stock at a negotiated aggregate value of $4,092,560 of Series A Preferred Stock (at Stated Value of $12 per share and including accrued dividends) and 5,813 related warrants to purchase common stock at $80 per share into 409,256 shares of Series B Preferred Stock (including $2,640,430 or 183,122 shares of Series A Preferred Stock and 3,785 warrants to purchase common stock at $80 per share converted into 264,043 shares of Series B Preferred Stock of a related party). The value of Series A Preferred Stock and related warrants exchanged for Series B Preferred Stock was negotiated based upon: the related Stated Value of the Series A Preferred Stock (or 284,140 shares at $12 Stated Value equals $3,409,680) and accrued dividends thereon (of $343,392) through May 1, 2025; plus the value of the related warrants to purchase common stock (calculated

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
using a Black Scholes valuation model). Subsequent to the exchange, there were outstanding: 659,437 shares of Series B Preferred Stock; 210,700 shares of Series A Preferred Stock; and 210,700 warrants to purchase common stock at $80 per share related to the Series A Preferred Stock,
As of September 30, 2025, the Company had received subscriptions for $7,568,540 (756,854 shares) of Series B Preferred Stock (of which $2,995,437 was from a related party) which included: $4,092,560 or 409,256 shares from the exchange of Series A Preferred Stock and related warrants at a negotiated aggregate value (of which $2,640,437 or 264,043 shares was from a related party); $392,000 or 39,200 shares was from the exchange of 35,000 prepaid warrants at a VWAP of $11.20 per prepaid warrant; $167,180 or 16,717 shares was from the exchange of 16,393 prepaid warrants at a VWAP of $10.20 per prepaid warrant; $1,150,000 or 115,000 shares was from the ELOC Investor, of which $499,991 was purchased in January 2025 in conjunction with the execution and registration of the ELOC Purchase Agreement; and $1,766,810 or 176,681 shares was from other investors (of which $355,000 or 35,500 shares was from a related party, of which, one other investor subscription of $100,000 or 10,000 shares included a negotiated 16,393 prepaid warrants to purchase common stock at $0.02 per share).
In conjunction with the closing of the August 15, 2025 PIPE Offering discussed in Note 8, 741,854 shares of Series B Preferred Stock that would have been eligible to be converted into 894,866 shares of common stock were exchanged for: 213,409 shares of common stock; 447,433 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $30 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and 402,690 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $40 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date. (A related party portion thereof being 299,543 shares of Series B Preferred Stock that would be eligible to be converted into 431,793 shares of common stock will be exchanged for: 21,589 shares of common stock; 215,896 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $30 per share or higher during a regular trading day or (ii) on the 3 month anniversary of the warrant issuance date; and 194,306 prepaid warrants with an exercise price of $0.20 per share that are exercisable for common stock at the earlier of (i) when the common stock closes at $40 per share or higher during a regular trading day or (ii) on the 6 month anniversary of the warrant issuance date.) On October 3, 2025, the remaining 15,000 shares of Series B Preferred Stock with a stated value of $180,000) and a liquidation preference of $212,850 were converted into 449,430 shares of common stock
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the IP Strategy Board and the IP Strategy sole stockholder approved IP Strategy’s 2019 Equity Incentive Plan (the “2019 Plan”). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Plan became effective, authorizing the issuance of up to 125,000 shares of common stock. As of December 31, 2024, the Company had made no grants under the 2024 Plan.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for 10 years (until November 2034).
The 2019 Plan allows for the grant of ISOs, NQSOs, SARs, restricted stock, RSU awards, performance shares, and performance units to eligible participants for 10 years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan is 12,825.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding ISOs and related activity for the years ended December 31, 2025 and 2024:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	308	$3,157.80	1.86	$0.00
Forfeited	(8)	$3,157.80
Outstanding at December 31, 2024	300	$3,157.80	0.86	$0.00
Exercisable at December 31, 2024	300	$3,157.80	0.86	$0.00
Forfeited	(8)	$3,157.80
Outstanding at December 31, 2025	292	$3,157.80	0	$0.00
Exercisable at December 31, 2025	292	$3,157.80	0	$0.00
Remaining unvested at December 31, 2025	—	$3,157.80
ISOs require a recipient to remain in service to the Company, ISOs generally vest ratably over periods ranging from one to four years from the vesting start date of the grant and vesting of ISOs ceases upon termination of service to the Company. Vested ISOs are exercisable for three months after the date of termination of service. The terms and conditions of any ISO shall comply in all respects with Section 422 of the Code, or any successor provision, and any applicable regulations thereunder. The exercise price of each ISO is the fair market value of the Company’s stock on the applicable date of grant. The Company used the mean volatility estimate from Varga’s 409A valuation based on the median 5-year volumes of select peer companies. Fair value is estimated based on a combination of shares being sold at $3,157.80 up through February of 2019 and the most recent 409A completed when these ISOs were issued in April of 2018 valuing the Company’s stock at $3,157.80 per share. No ISOs may be granted more than 10 years after the earlier of the approval by the Board, or the stockholders, of the 2019 Plan.
There were no grants in the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. The weighted average remaining contractual life of outstanding and exercisable ISOs is 0 years.
The following table presents stock-based compensation expense included in the consolidated statements of operations related to ISOs issued under the 2019 Plan:

	For the Years Ended December31,
	2025	2024
Cost of Revenue	$—	$—
Sales and Marketing	—	—
General and Administrative	—	18,595
Total Share-based Compensation	$—	$18,595
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following table summarizes the RSU activity for the years ended December 31, 2025 and 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and Outstanding at December 31, 2023	5,847	$3,157.80
Granted	11,726	$80.00
Forfeited/Canceled/Expired	(5,294)	$3,157.80
Unvested and Outstanding at December 31, 2024	12,279	$218.62
Granted	579,366	$20.83
Vested	(160,079)	$28.03
Unvested and Outstanding at December 31, 2025	431,566	$8.02
As of December 31, 2025, there was approximately $4,150,465 of aggregate unrecognized compensation expense related to unvested service-based RSUs that is expected to be recognized Through June 2027.
During the years ended December 31, 2025 and 2024, the Company recognized $4,467,314 and $4,892,110, respectively, of stock-based compensation expense (including, for the year ended December 31, 2024, $312,500 accrued but not yet awarded) in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. During the year ended December 31, 2025, no RSUs were forfeited, 579,366 RSUs were issued with a weighted average grant value of $20.83 per RSU, with 160,079 of such RSUs vesting and settling during the year, leaving 431,566 RSUs left to vest and settle as of December 31, 2025. During the year ended December 31, 2024, 26 RSUs were forfeited. In May 2024, 5,268 RSUs were voluntarily terminated, and 125 were issued, leaving 553 issued RSUs to settle at a grant value of $3,157.80 per unit. In May 2024, the Board of Directors approved awarding 11,726 RSUs to employees, directors and consultants with a fair grant value of $80 per unit. These RSUs contained a double trigger and, upon grant, were deemed to have met their time-based service requirements for vesting. They settled upon the expiration of the Market Stand-off provision in the 2019 stock incentive plan (or May 24, 2025, which is 180 days from the November 25, 2024 closing of the Company’s initial public offering). For the period ended December 31, 2024, upon the consummation of the initial public offering on November 25, 2024, the Company recorded an expense of $2,684,995 at the fair grant values per RSU for the total 12,279 then vested awards.
Equity-Based (Non-Cash) Compensation — The Company recorded equity-based (non-cash) compensation for employees (personnel) and consultants for the years ended December 31, 2025 and 2024 as follows:

	Years Ended December 31,
	2025	2024
Production / Cost of Revenue	$121,107	$178,140
Sales and Marketing	647,295	729,592
General and Administrative	3,698,912	2,414,097
Subtotal Employee Compensation	4,467,314	3,321,829
Professional Fees	20,000	1,570,281
Total Non-Cash Share-Based Compensation	$4,487,314	$4,892,110
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

IP Strategy Holdings, Inc.
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
•Tranche 2 - for up to 76,248 shares of common stock (of which up to 12,835 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $80 per share initial public offering price (or $240 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “$240 Contingent Legacy Shareholder Warrants”); and
•Tranche 3 - for up to 95,311 shares of common stock (of which up to 16,044 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $80 per share initial public offering price (or $400 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “$400 Contingent Legacy Shareholder Warrants”).
The Company recorded a value of $8,828 for the Contingent Legacy Shareholder Warrants as of the October 30, 2024 grant date based on a Black Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the Contingent Legacy Shareholder Warrants were as follows:

	For the Years Ended December 31,
	2025	2024
Weighted Average Expected Volatility	—%	70%
Expected Dividends	—%	—%
Weighted Average Expected Term (in years)	0	5
Risk-Free Interest Rate	—%	4.22%
Probability Scenarios of meeting contingencies
Shareholder holds shares owned on May 31, 2023 through warrant exercise date	—% to —%
Common stock attains a specified 10-Trading-Day VWAP price before expiring	—% to —%
As of December 31, 2025 there were outstanding and exercisable: 25,124 $80 Contingent Legacy Shareholder Warrants; 50,341 $240 Contingent Legacy Shareholder Warrants; and 62,948 $400 Contingent Legacy Shareholder Warrants, (of which 0 were to a related party) with weighted-average remaining contractual terms of 0.89 years, 2.39 years, and 3.9 years, respectively.
As of December 31, 2024 there were outstanding and exercisable: 36,280 $80 Contingent Legacy Shareholder Warrants; 72,560 $240 Contingent Legacy Shareholder Warrants; and 90,701 $400 Contingent Legacy Shareholder Warrants, (of which 5,772;11,545;and 14,432, respectively were to a related party) with weighted-average remaining contractual terms of 1.89 years, 3.39 years, and 4.90 years, respectively.
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 44,207 shares of common stock with an exercise price of $80 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO, (the “Whiskey Note Shareholder Warrants”). Certain holders of the Whiskey Note Shareholder Warrants forfeited their warrants to purchase 15,278 shares of common stock, leaving warrants to purchase 28,913 shares of common stock remaining as of December 31, 2025. The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a 10-Trading-Day VWAP of $160 per share before expiring. The Company recorded the fair value of the Whiskey Note Shareholder

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
Warrants of $152.90 in the three months ended September 30, 2025 based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Debtor Exchange Warrants — Between July 30, 2025 and August 14, 2025, the Company issued warrants with an expiration date of July 30, 2030 to purchase 253,890 shares of common stock with an exercise price of $0.20 per share and 22,500 shares of common stock with an exercise price of $2.40 per share to contractors pursuant to Debtor Exchange Agreements.
Series B Exchange Warrants — On August 8, 2025, the Company issued pre-funded warrants with an expiration date of August 8, 2030 to purchase 850,110 shares of common stock with an exercise price of $0.002 per share (the “Series B Exchange Warrants”) in exchange for shares of Series B Preferred Stock pursuant to an Exchange Subscription Agreement dated July 30, 2025. The Series B Exchange Warrants vest pursuant to the following schedule:
•Tranche 1 - for up to 447,427 shares of common stock (of which up to 215,896 were to a related party) at the earlier of 3-months from the issue date or when the closing price of the common stock equals or exceeds $30.00 per share; and
•Tranche 2 - for up to 402,683 shares of common stock (of which up to 194,306 were to a related party) at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $40.00 per share.
Advisor Warrants — On August 10, 2025, the Company issued pre-funded warrants with an expiration date of August 10, 2030 to purchase 875,000 shares of common stock with an exercise price of $0.20 per share (the “Advisor Warrants”) in connection with various Advisor/Consulting Agreements dated between June 19, 2025 and August 10, 2025. The Advisor Warrants vest pursuant to the following schedule:
•Tranche 1 - up to 193,750 shares of common stock at the earlier of 3-months from the issue date or when the closing price of the common stock equals or exceeds $20.00 per share;
•Tranche 2 - up to 203,750 shares of common stock at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $30.00 per share;
•Tranche 3 - up to 215,000 shares of common stock at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $40.00 per share; and
•Tranche 4 - up to 262,500 shares of common stock vesting equally over 12 months from the date the Company received approval of its stockholders which was September 18, 2025.
Pre-Funded Warrants — see Note 8
Other equity classified warrants — During the year ended December 31, 2025, the Company issued additional warrants totaling 261,335, including: 42,614 warrants to purchase common stock at $0.20 per share issued in connection with the issuance of Series B Preferred Stock (of which, 5,121 were to a related party); 3,358 Commitment Warrants to purchase common stock at $0.02 per share issued in connection with the ELOC Agreement (that were exercised in February 2025); and 215,363 warrants to purchase common stock at $0.20 per share issued in connection with the PIPE transaction pursuant to that certain Placement Agency Agreement dated August 11, 2025 in connection with the PIPE transaction.
In addition to the Contingent Legacy Shareholder Warrants discussed above, during the year ended December 31, 2024, the Company issued a total of 20,698 equity classified warrants, including: 83,333 warrants at $6 per share in conjunction with July 2024 accounts receivable factoring agreement; 4,218 Underwriter Warrants in conjunction with the Company’s initial public offering; and 9,850 warrants to purchase common stock, (of which, 3,028 were to a related party) in connection with the issuance of Series A Preferred Stock. Upon the November 25, 2024 initial public offering at $80 per share, the 9,850 warrants at $100 per share were recalculated and reissued as 12,313 warrants at $80 per share (and the 3,028 related party warrants at $100 per share were recalculated and reissued as 3,785 warrants at $80 per share.).

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
During the years ended December 31, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model were as follows:

	For the Years Ended December 31,
	2025	2024
Weighted Average Expected Volatility	—%	70%
Expected Dividends	—%	—%
Weighted Average Expected Term (in years)	0	5
Risk-Free Interest Rate	—%	4.22%
The Underwriting Agreement and the related warrants granted to the Underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 4,218 shares at $80 per share (the “Underwriter Warrants”). As of December 31, 2025, the underwriter has not exercised any such warrants.
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
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2025, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which was included in accrued liabilities as of December 31, 2024. Accordingly, as of June 30, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company issued approximately $1,894,615 in equity compensation (in the form of 23,682 RSUs) in settlement of the deferred compensation liability. During the six months ended June 30, 2025 certain senior level employees elected to defer an additional $79,275 of their salary. As of December 31, 2025, the Company had paid $580,463 of the deferred compensation, leaving a balance of $119,586 remaining to be paid as of December 31, 2025.
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
Under the terms of the stock sale, the Company paid the shareholders of TTS $670,686 ($720,686, net of $50,000 held back for post-closing accounting true-ups) using shares of common stock of the Company. The $670,686 was paid using common stock of the Company at a negotiated price of $263.20 per share (or 2,547 shares), subject to a true-up provision (to the price per share of the Company’s anticipated IPO, if lower — which, as of September 30, 2024, was $100 per share or 6,706 shares) that expired on August 31, 2024, but which was subsequently extended by the Parties to after the conclusion of the dissenters rights process under Oregon law (See below).
In September 2024, the Company extended the true-up provision under the terms of the TTS stock sale from August 31, 2024 to the date of settlement of the Thinking Tree Spirits Dissenters Rights Process, resulting in the delay in reclassifying the TTS purchase price liability to equity (under ASC-480). Upon the November 25, 2024 initial public offering at $80 per share, the true-up provision related to the $670,686 at $80 per share equaled 8,383 shares, an increase of 5,836 shares over the original 2,547 shares, but subject to any reductions for payments made to dissenters. (See below)..
ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception,

IP Strategy Holdings, Inc.
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
Allocation of the purchase price based on the estimated fair values of the acquired assets and liabilities assumed was as follows:

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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
Under the terms of the TTS acquisition, TTS shareholders were eligible to receive contingent earn out payments from the Company through February 21, 2027 of:

*
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

*
$395,000 if TTS is successful in securing an agreement for a new tasting room location, to be branded TTS and Heritage Distilling, or as a Company approved sub-brand or collective brand, within a certain confidential retail location in Portland OR within 3 years, TTS shareholders will receive an additional $395,000, payable at IP Strategy’s election either in cash or in shares of common stock (based on closing price 30 days post opening of such location).

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
As described in more detail above, Intangible Assets and Goodwill related to the TTS acquisition are composed of the following as of December 31, 2025 and 2024, respectively:

As of December 31, 2025	Life	Cost	Accumulated Amortization	Accumulated Impairment Charge	Net
Intangible Assets:
Thinking Tree Trade Name	6 years	$250,000	$38,156	$211,844	$—
Thinking Tree Customer Relationships	10 years	190,000	16,666	173,334	—
Goodwill – Thinking Tree Acquisition	N/A	589,870	N/A	589,870	—
Total		$1,029,870	$54,822	$975,048	$—

As of December 31, 2024	Life	Cost	Accumulated Amortization	Accumulated Impairment Charge	Net
Intangible Assets:
Thinking Tree Trade Name	6 years	$250,000	$14,671	$—	$235,329
Thinking Tree Customer Relationships	10 years	190,000	4,178	—	185,822
Goodwill – Thinking Tree Acquisition	N/A	589,870	N/A	—	589,870
Total		$1,029,870	$18,849	$—	$1,011,021

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 10 — ACQUISITION OF THINKING TREE SPIRITS (cont.)
Thinking Tree Spirits Dissenters’ Rights Process -- In July 2024, three Thinking Tree Spirits shareholders served their notice to exercise dissenters’ rights under Oregon law. Dissenters’ rights statutes allow a party opposed to certain transactions to demand payment in cash for the value of their interests held rather than receive shares in the resulting entity. All three dissenters rights claims have been settled. As a result, 3,466 shares due to TTS shareholders that were set aside until the dissenters rights claims were finalized, plus 42,350 makeup shares due from earn-out provisions of the TTS acquisition, were distributed to the remaining TTS shareholders as of September 30, 2025. No other shares are due for this transaction.
Discontinuance of Thinking Tree Spirits Sales — In conjunction with the Restructuring that was announced on October 23, 2025, the Company also terminated future production and sale of Thinking Tree Spirits (TTS) products. Accordingly, as of December 31, 2025, the Company wrote off the net assets related to TTS in conjunction with the Restructuring. See Note 18.
NOTE 11 — INCOME TAXES
The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Reserves	$101,238	$88,630
Deferred Wages	26,396	88,795
Lease Liability	478,328	894,703
Net Operating Loss Carryforwards	17,063,213	14,036,687
Credit Carryforwards	35,014	191,979
Fixed Asset Basis	741,479	996,625
Restricted Stock Units	1,654,883	1,110,471
Mark to Market Adjustment	26,088,606	—
Other Carryforwards	128,111	124,945
Total Deferred Tax Assets	46,317,268	17,532,835
Less: Valuation Allowance	(43,435,894)	(13,444,812)
Deferred Tax Liabilities
Investment in Flavored Bourbon LLC	(2,412,199)	(3,242,634)
Right-of-Use Assets	(469,175)	(749,791)
Intangible Assets	—	(95,598)
Total Deferred Tax Liabilities	(2,881,374)	(4,088,023)
Net Deferred Tax Assets	$—	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, the Company has provided a full valuation allowance. At December 31, 2025 and 2024 the Company’s valuation allowance were $43.4 million and $13.4 million, respectively. The change in the valuation allowance for the period ended December 31, 2025 was an increase of $30.0 million.
At December 31, 2025 and 2024, the Company has federal net operating loss carryforwards of approximately $74.8 million and $61.5 million, respectively, which have an indefinite carryforward period; and Oregon State net operating loss carryforwards of approximately $22.4 million and $20.0 million, respectively, which begin expiring in 2033. Under

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 11 — INCOME TAXES (cont.)
Sections 382 and 383 of the Code, substantial changes in the Company’s ownership may limit the amount of net operating loss and research that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal net operating loss carryforwards, credit carryovers, tax credits, and other deferred tax assets may be limited or lost if the cumulative changes in ownership exceeds 50% within any three-year period. During 2025, the Company completed a formal Section 382/383 analysis under the Code regarding the limitation of net operating loss and tax credit carryforwards. Based on the completed Section 382 analysis, we experienced ownership changes on November 25, 2024 and August 15, 2025, primarily as a result of equity transactions including our initial public offering and subsequent capital raising activities, including the August 15, 2025 PIPE transaction. As a result of these ownership changes, our ability to utilize certain NOL carryforwards generated prior to those dates are subject to annual limitations under Section 382.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforward, the U.S. federal and state statute of limitations remains open for 2018 and onward. The Company has no ongoing or recently closed income tax examinations. The Company recognizes tax benefits from an uncertain position only if it is more likely than not that the position is sustainable, based on its technical merits. Interest and penalties related to uncertain tax positions are classified as income tax expense.
For the years ended December 31, 2025 and 2024, the Company’s income tax provision consisted of current state taxes of $8,490 and $9,150, respectively. and federal provisions of $0 and $0, respectively.
The effective tax rate of the Company’s provision / (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Year Ended December 31,2025
Effective Tax Rate Reconciliation	Amount	Percent
US Federal Statutory Tax Rate	$(28,921,999)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	(6,707)	—%
Tax Credits	(31,869)	0.02%
Change in Valuation Allowance - Federal	28,478,939	(20.68)%
Permanent Items - Other	296,172	(0.22)%
Other	176,974	(0.13)%
Total	$(8,490)	(0.01)%

The Company’s tax payments for the year ended December 31, 2025 were as follows:

For the Year Ended December 31, 2025
Tax payments	Amount
Federal	$—
State	3,122
Foreign	—
Total Tax payment	$3,122

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 11 — INCOME TAXES (cont.)
A reconciliation of the Company’s effective tax rate for the year ended December 31, 2024 is as follows:

Effective Tax Rate Reconciliation	For the Year Ended December 31, 2024
Statutory Rate	21.00%
State Taxes	(32.56%)
Change in Fair Value of Warrants and Convertible Notes	(430.87%)
Change in Valuation Allowance	453.62%
Prior Year State Tax True-ups	(10.52%)
Officers Life Insurance	1.65%
Permanent Items - Other	3.85%
Tax Credits	(3.78%)
True-ups/Other	(1.12)%
Total	1.27%

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
NOTE 12 — LEASES
The Company has operated leases for corporate offices, warehouses, distilleries, tasting rooms and certain equipment which have been accounted for using ASC Topic 842. The Company’s operating lease terms included periods under options to extend or terminate the operating lease when it was reasonably certain that the Company would exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally uses the base, non-cancelable lease term when determining the operating lease ROU assets and lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company wrote off and expensed $3,392,744 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. See Note 18.
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

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 12 — LEASES (cont.)
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the years ended December 31, 2025, and 2024, respectively:

	Years Ended December 31,
	2025	2024
Lease Cost:
Amortization of Right-of-Use Assets	$451,557	$508,156
Interest on Lease Liabilities	755,374	896,673
Operating lease cost	232,576	76,353
Total lease cost(1)	$1,439,507	$1,481,182
____________
(1)Included in “Cost of Revenue”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of December 31, 2025 and 2024, respectively:

	December 31,
	2025	2024
Weighted-average remaining lease term – operating leases (in years)	4.3	5.3
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $2,125,540 and $2,167,012, respectively, as of December 31, 2025. The ROU assets and liabilities for operating leases were $3,303,158 and $3,941,560, respectively, as of December 31, 2024. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying consolidated balance sheets.
Maturities of lease liabilities for the years through 2029 and thereafter are as follows:

Amounts
Years Ending
2026	$817,567
2027	773,035
2028	705,748
2029	726,923
2030	389,409
thereafter	—
Total lease payments	$3,412,683
Less: Interest	(1,245,672)
Total Lease Liabilities	$2,167,012
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

IP Strategy Holdings, Inc.
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
As of December 31, 2025 and 2024, the Company has not been subject to any other pending litigation claims.
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
On March 20, 2026, the Company received a notice from the Nasdaq indicating that the Company’s common stock did not meet the minimum bid price required set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the closing bid price for the Common Stock was below $1.00 per share for thirty (30) consecutive business days. Although issuers are typically provided a 180-calendar-day compliance period to regain compliance with the Minimum Bid Price Requirement, the notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period because the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-20 reverse stock split effected on November 5, 2025.
The Company filed an appeal with Nasdaq regarding the delisting determination letter on March 27, 2026, following which Nasdaq scheduled a hearing on the appeal for April 30, 2026. The Company’s filing of an appeal will stay the delisting of the Common Stock. In anticipation of its filing with Nasdaq of an appeal, on March 20, 2026, the Company

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 13 — COMMITMENTS AND CONTINGENCIES (cont.)
filed with the SEC a proxy statement for a special meeting of its stockholders as of record on March 19, 2026 to be held on April 10, 2026 to consider a proposal to authorize a reverse stock split of the Common Stock at a ratio ranging from 1:3 to 1:20, the actual ratio to be determined by the Company’s board of directors. If the proposed reverse stock split is approved by the Company’s stockholders at the special meeting, the Company expects promptly to effect a reverse stock split of the Common Stock at a ratio that will allow the bid price of the Common Stock to close at or above $1.00 per share. However, there can be no assurance that there will be sufficient time for the Common Stock to reach and exceed such bid price for a minimum of ten (10) consecutive business days prior the scheduled Nasdaq hearing, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement prior to the Company’s hearing before the Nasdaq Hearings Panel (the “Panel”), or that the Panel will grant the Company an additional extension of time to regain Bid Price compliance.
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc (see Note 15).
NOTE 14 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan, in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the years ended of December 31, 2025 and 2024.
NOTE 15 — RELATED-PARTY TRANSACTIONS
Management Agreement
On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc., to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also stockholders of IP Strategy. For each of the years ended December 31, 2025 and 2024, the Company expensed a management fee of $180,000 and $180,000, respectively, to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months, earnings before interest, taxes and depreciation expense, as defined in the management agreement.
Other Related Party Transactions
Beginning in 2022, we began a series of financings with a party that is considered a related party for the years ended December 31, 2025 and 2024 by virtue of the number of common stock shares and pre-paid warrants to purchase common stock held by the party. As of December 31, 2025 and 2024 the related party owned less than 4.99% of the outstanding common stock of the Company, but as of December 31, 2024, enough, when combined with their prepaid warrants, would exceed the 4.99% reporting threshold if all such prepaid warrants were to be exercised into common stock. The prepaid warrants contain a 4.99% blocker prohibiting the exercise of such warrants if it would put the party’s ownership over the 4.99% reporting threshold. The related party is not required to report the number of prepaid warrants held. Below are details of the transactions with the related party, including those related to notes payable, equity transactions and other activities.
2022 and 2023 Convertible Notes
During 2022, the Company issued multiple unsecured convertible promissory notes under the terms of the 2022 Convertible Notes to a related party who is a current stockholder of the Company. As of both December 31, 2025 and 2024 there were no 2022 Convertible Notes outstanding. As of November 25, 2024 (the date of the Company’s initial public offering), the aggregate principal sum of the related party’s 2022 Convertible Notes was $6,311,250 with aggregate cash proceeds of $4,675,000 (See Note 5). Concurrent with the execution of the 2022 Convertible Notes, the Company issued warrants to the related party in an amount equal to 50% of the cash proceeds from the 2022 Convertible Notes. The Company initially allocated the $4,675,000 aggregate cash proceeds from the related party to the 2022 Convertible Notes and the associated warrants on their respective issuance dates in the aggregate amounts of $4,422,379 and $252,621, respectively.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
During 2023, the Company issued multiple additional unsecured convertible promissory notes under the terms of the 2022 Convertible Notes to the same related party for a principal sum of $3,982,500 with cash proceeds of $2,950,000 (See Note 5).
As of both December 31, 2025 and 2024 there were no 2022 and 2023 Convertible Notes outstanding. As of November 25, 2024, the fair value of the related party’s 2022 and 2023 Convertible Notes was $6,870,236, and was reclassified from a liability to equity upon the effectiveness of the Company’s November 25, 2024 initial public offering, as further discussed below.
In October 2023, the related party agreed to exchange its then held 2022 and 2023 Convertible Notes for 85,877 shares of common stock. (See Note 5 — Exchange of 2022 and 2023 Convertible Notes.)
2023 Series — Convertible Whiskey Special Ops 2023 Notes
As of both December 31, 2025 and 2024 there were no Whiskey Special Ops 2023 Notes and warrant liabilities outstanding. As of November 25, 2024, the fair value of the related party Whiskey Special Ops 2023 Notes and warrant liabilities was $4,815,132, and was reclassified from a liability to equity upon the effectiveness of the Company’s November 25, 2024 initial public offering, as further discussed below. As of December 31, 2023, $800,000 in principal of the Whiskey Special Ops 2023 Notes were held by the related party, plus 5,333 warrants to purchase common stock, calculated using a then estimated IPO price of $100 per share. On February 29, 2024, the related party agreed to exchange its then held Whiskey Notes and related warrants for 60,189 shares of common stock under the terms of the most recent round of 2023 Convertible Notes and the aforementioned warrants were terminated. (See Note 5.)
On February 29, 2024, the related party agreed to exchange its then held Whiskey Special Ops 2023 Notes and related warrants for 60,189 shares of common stock under the terms of the most recent round of 2023 Convertible Notes and the aforementioned warrants were terminated. (See Note 5 — Exchange of Convertible Whiskey Special Ops 2023 Notes.)
Reclassification of Related Party Convertible Notes to Equity
Upon the effectiveness of the Company's initial public offering (on November 25, 2024, the aggregate fair value of the Company’s 2022 and 2023 Convertible Notes and related warrant liabilities, as well as the Whiskey Special Ops 2023 Notes and related warrant liabilities (including that portion held by the related party) were reclassified from a liability to equity based upon the $80 price per share of common stock in the Company’s November 25, 2024 initial public offering, See also Note 5.
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
Factoring Agreement(s)
In May 2024, the Company raised $100,000 under the terms of an accounts receivable factoring arrangement with the related party, with fees of 10% (or $10,000) and $1,000 for every 2 weeks payment remains overdue. Payment under the factoring agreement is due the earlier of: within 3 days of receipt of payment under the factored accounts receivable; the achievement of certain fundraising milestones; or June 15, 2024. As of June 30, 2024 the factoring agreement remained unpaid. In July 2024, the investor agreed to exchange his interest in the factoring agreement of $113,285 into a subscription for the purchase of 11,328 shares of Series A Preferred Stock and 5,000 warrants to purchase shares of common stock at the lesser of $100 per share or the price per shares at which the Company’s common stock is sold in the Company’s initial public offering (the “$100 Warrants”), and 1,485 warrants at $120 per share (the “$120 Warrants”) and related warrants.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
Upon the November 25, 2024 initial public offering at $80 per share, the 250 warrants at $100 per share were recalculated and reissued as 312 warrants at $80 per share.
As of July 1, 2024, the Company raised an additional aggregate of $299,667 between two separate investors under the terms of a July 2024 accounts receivable factoring arrangement with fees of 10% (or $29,966) and $1,000 (separately, to each of the two investors) for every 2 weeks payment remains overdue. Additionally, the two investors received five year warrants to purchase an aggregate of 3,327 shares of common stock at $120 per share (or cashlessly following a standard cashless exercise formula). Of the total July 2024 accounts receivable factoring agreement, $166,667 and 2,216 of the warrants are with the related party. Payment under the factoring is due the earlier of: within 3 days of receipt of payment under the factored receivable; the achievement of certain fundraising milestones; or August 15, 2024. Effective July 31, 2024, the investors agreed to exchange their interests in the factoring agreement of $329,633, including accrued fees and related warrants, for an aggregate of 32,963 shares of Series A Preferred Stock, 749 $100 Warrants, and 4,343 $120 Warrants. (Including $166,667 received from the related party, which was exchanged for 18,333 shares of Series A Preferred Stock, 416 related $100 Warrants, and 2,403 related $120 Warrants.) Upon the November 25, 2024 initial public offering at $80 per share, the 749 warrants at $100 per share were recalculated and reissued as 936 warrants at $80 per share, and the 416 related party warrants at $100 per share were recalculated and reissued as 520 warrants at $80 per share.
In September 2024, the $120 Warrants discussed above and in Note 9 (including 16,051 $120 Warrants from the related party) were exchanged for 93,789 shares of Series A Preferred Stock that did not include any related warrants (including 59,001 shares of Series A Preferred Stock that did not include any related warrants for a related party). The value assigned to the $120 Warrants exchanged for Series A Preferred Stock that did not include any warrants was negotiated to be $937,959 (including $590,045 from a related party), or $36.76 per $120 Warrant, using a Black-Scholes Valuation model with an estimated IPO stock price of $100 per share and exercise price of $120 per share.
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
Subsequent to December 31, 2024, through March 31, 2026, the related party exercised 55,878 prepaid warrants (with an exercise price of $0.02 each) cashlessly for 55,795 shares of common stock, leaving 60,189 prepaid warrants outstanding.
Related Party Contingent Legacy Stockholder Warrants (See also Note 9) — On October 30, 2024, the Company issued the Contingent Legacy Stockholder Warrants, that will be exercisable, if at all, provided / contingent upon: the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and the common stock attains the 10-Trading-Day VWAP before expiring:
•Tranche 1 - for up to 38,124 $160 Contingent Legacy Stockholder Warrants (of which up to 6,417 were to a related party);
•Tranche 2 - for up to 76,248 $240 Contingent Legacy Stockholder Warrants (of which up to 12,835 were to a related party); and
•Tranche 3 - for up to 95,311 $400 Contingent Legacy Stockholder Warrants (of which up to 95,311 were to a related party).

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — RELATED-PARTY TRANSACTIONS (cont.)
As of December 31, 2025 there were outstanding and exercisable: 25,124 $160 Contingent Legacy Stockholder Warrants; 50,341 $240 Contingent Legacy Stockholder Warrants; and 62,948 $400 Contingent Legacy Stockholder Warrants, (of which 0 were to a related party).
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

	For the Years Ended December 31,
	2025	2024
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$(137,715,315)	$710,458
Preferred stock dividend	(474,806)	(492,366)
Deemed Dividend due to warrant exchange	—	(155,279)
Net Income / (Loss) for the period – basic	$(138,190,121)	$62,813
Denominator:
Weighted average number of shares of common stock - basic	8,619,951	64,066
Net Income / (Loss) per share of common stock - basic	$(16.03)	$0.98

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$(138,190,121)	$62,813
Change in fair value of dilutive convertible notes	—	(14,028,067)
Net Income / (Loss) for the period - diluted	$(138,190,121)	$(13,965,254)
Denominator:
Weighted average number of shares of common stock - basic	8,619,951	64,066
Conversion of convertible notes into common stock	—	130,468
Common warrants	—	159,353
Weighted average number of shares of common stock - diluted	8,619,951	353,887
Net Income / (Loss) per share of common stock - diluted	$(16.03)	$(39.46)
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. For the year ended December 31, 2024, the calculation of diluted earnings per share includes the dilutive effect of shares issued for the conversion of the convertible notes and related warrants and subtracts the related gains from changes in their respective fair values from net income. The following number of shares of common stock from the potential exercise or conversion of outstanding potentially dilutive securities were excluded from the computation of diluted net

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 16 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE (cont.)
income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2025	2024
ISOs	114	300
Equity-classified Warrants	947,956	61,896
Legacy Warrants	221,746	171,997
Representative Warrants	—	4,218
Warrants issued with Preferred Stock (Series B)	35,042	—
Preferred Stock (A series)	858,595	70,736
RSU Awards	517,257	12,279
Total	2,580,710	321,426
NOTE 17 — SEGMENT REPORTING
Due to the launch of the $IP Token treasury reserve strategy in August 2025 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with this Annual Report on Form 10-K, the Company is presenting two operating and reportable segments: one segment that manages the Company’s intangible digital asset treasury (the “IP Strategy Segment”); and one reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”). In the IP Strategy Segment, the Company’s $IP Token investments are maintained and managed to make a return on investment through validation and staking activities to generate revenue. In the Heritage Distilling Segment, all brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and with similar profit margins.
The Company’s CODM is the chief executive officer. The CODM assesses performance for each segment based on revenue and gross profit, which are reported in the consolidated statement of operations. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The accounting policies for segment reporting are the same as for the Company’s consolidated financial statements. As the Company continues its operations of the $IP treasury strategy, it may provide additional data points to the CODM to assist with decision making that will be evaluated for inclusion in the Company's reportable segment disclosure

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 17 — SEGMENT REPORTING (cont.)
The following summarizes the Company’s operations by segment for the years ended December 31, 2025 and 2024. There were no IP Strategy Segment activities prior to August 2025.

	Years Ended December 31,
	2025	2024
Crypto and Related Segment
Revenue(b)	$4,951,565	$—
Cost of Revenue	234,590	—
Gross Profit	$4,716,975	$—

Spirits Business Segment
Revenue(a)	$5,167,822	$8,402,488
Cost of Revenue	4,324,707	6,276,641
Gross Profit	$843,115	$2,125,847

Total Revenue	$10,119,387	$8,402,488
Cost of Revenue	4,559,297	6,276,641
Gross Profit	$5,560,090	$2,125,847
(a) Represented as Product Sales and Distillery Services in the consolidated statement of operations.
(b) Represented as Crypto and Related Revenue in the consolidated statement of operations.
The CODM does not review disaggregated assets on a segment basis, and therefore, such information is not presented. As a result of the change in operating segments, the Company’s reporting units were reassessed, and it was determined that the two operating segments are also reporting units for the purpose of evaluating goodwill for impairment. Since the IP Strategy Segment is a newly-created operating segment that did not have activities prior to the August 2025, all goodwill was attributed to the Heritage Distilling Segment.
NOTE 18 — RESTRUCTURING
Closure of Tasting Rooms; Production Transition — On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company retired and expensed $2,146,790 of: property, plant and equipment, net; and terminated leases. The net loss and other related expenses are reflected as part of Restructuring. See Notes 4 and 12. The Company will continue to sell spirits through distributors and direct to consumers online, and will continue to work with Tribes to license the Heritage Distilling Company brand and its products for production and sale by Tribes in HDC-branded tasting rooms in or near their casino properties.
Discontinuance of Thinking Tree Spirits Sales — In conjunction with the Restructuring, the Company also terminated future production and sale of Thinking Tree Spirits (TTS) products. Accordingly, as of December 31, 2025, the Company wrote off the net assets related to TTS in conjunction with the Restructuring.

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 18 — RESTRUCTURING (cont.)
As of December 31, 2025, the Company recorded expenses related to the Restructuring as follows:

As of
Restructuring Expense:	December 31, 2025
Closure of Tasting Rooms; Production Transition
Personnel — Cash Wages and Severance	$501,134
Write off of Obsolete Inventory	343,755
Write Off of Operating Lease Right of Use Assets, net	(573,983)
Write-Off of Property, Plant and Equipment, net	2,146,790
2,417,696
Discontinuance of Thinking Tree Spirits Sales:
Write-off of Intangible assets, net	385,178
Write off of Goodwill	589,870
975,048
Total	$3,392,744
As of December 31, 2025, the Company had recorded accrued liabilities of $501,134 related to the Restructuring, comprised of expenses that were paid subsequent to December 31, 2025 primarily for: personnel severance and compensation; professional fees; and other expenses.
NOTE 19 — SUBSEQUENT EVENTS
For its consolidated financial statements as of December 31, 2025 and for the period then ended, the Company evaluated subsequent events through the date on which those financial statements were issued. Other than the items noted below, there were no subsequent events identified for disclosure as of the date the financial statements were available to be issued.
Change of Name to IP Strategy Holdings, Inc. — On February 17, 2026, the Company filed a Third Amended and Restated Certificate of Incorporation to change its name from Heritage Distilling Holding Company, Inc. to IP Strategy Holdings, Inc. The names of the Company’s wholly owned subsidiaries, Heritage Distilling Company, Inc. and IP Strategy, LLC, remained unchanged.
Share Repurchase Program — On February 19, 2026, the Company announced the board of directors has authorized a share repurchase program whereby the Company may buy back up to 1 million shares of its outstanding shares of common stock through December 31, 2026. As of February 18, 2026, the Company had 10,259,226 shares of its common stock outstanding. Assuming the full execution of buying back 1 million shares, this would constitute an approximately 9.75% reduction in the number of outstanding stock. The Company may acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms that management determines to be advisable.
Covered Call Contract Positions — On January 6, 2026, the Company’s Board of Directors approved using 3 million unlock $IP Tokens for covered call transactions, and the Company began entering into such covered call transactions on January 26, 2026. On March 4, 2026 the Board increased the authorization for the number of $IP Tokens allowed to be used under the covered call strategy to 6 million. To date, the contracts have ranged from 500,000 to 900,000 $IP Tokens, with 30 day maturity dates with a call price ranging between a 17% and 50% premium to the contract price. Premiums are paid the Company on the date the covered call contract is enter into, and they ranged between of 3.7% to 4.25% per month (representing aggregate origination fee revenue of $309,263 as of April 14, 2026). A fee of 7.5% of premiums earned on the covered call transactions is due to the Company’s contract Chief Investment Advisor.
Sale of Intangible Digital Assets (1 million SIP Tokens) — In March 2026, the Company’s Board of Directors approved selling up to 1 million $IP Tokens and using the proceeds therefrom for operations. As of March 31, 2026, the

IP Strategy Holdings, Inc.
Notes to Consolidated Financial Statements
NOTE 19 — SUBSEQUENT EVENTS (cont.)
Company sold these $IP Tokens at an average price of $0.798 for cash proceeds of $798,450 before deducting any fees or commissions on any such sales.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, and Proposed Stock Split — On March 20, 2026, the Company received a notice from Nasdaq, indicating that the Company’s common stock did not meet the Minimum Bid Price Requirement, as the closing bid price for the common stock was below $1.00 per share for thirty (30) consecutive business days. Although issuers are typically provided a 180-calendar-day compliance period to regain compliance with the Minimum Bid Price Requirement, the notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period because the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-20 reverse stock split effected on November 5, 2025.
On March 27, 2026 the Company filed with Nasdaq an appeal of the Nasdaq staff’s delisting determination, following which Nasdaq scheduled a hearing on the appeal for April 30, 2026. The Company’s filing of an appeal stays the delisting of the common stock. In anticipation of its filing with Nasdaq of an appeal, on March 20, 2026, the Company filed with the SEC a proxy statement for a special meeting of its stockholders as of record on March 19, 2026 to be held on April 10, 2026 to consider a proposal to authorize a reverse stock split of the common stock at a ratio ranging from 1:3 to 1:20, the actual ratio to be determined by the Company’s board of directors. If the proposed reverse stock split is approved by the Company’s stockholders at the special meeting, the Company expects promptly to effect a reverse stock split of the Common Stock at a ratio that will allow the bid price of the Common Stock to close at or above $1.00 per share. However, there can be no assurance that there will be sufficient time for the common stock to reach and exceed such bid price for a minimum of ten (10) consecutive business days prior the scheduled Nasdaq hearing, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement prior to the Company’s hearing before the Panel, or that the Panel will grant the Company an additional extension of time to regain Bid Price compliance.
In anticipation of a Nasdaq hearing, on April 10, 2026, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock at a ratio of 1:3 to 1:20, the actual ratio to be determined by the board of directors on or prior to June 30, 2026. The Company expects to effect such a reverse stock split prior the scheduled Nasdaq hearing of the Company’s appeal.