Form 10-Q
period 2026-03-31
IP STRATEGY HOLDINGS, INC.
filed 2026-05-20
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-42411
_________________________
IP STRATEGY HOLDINGS, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of May 19, 2026, was 686,080.

Part I - Financial Information
Item 1. Financial Statements
IP STRATEGY HOLDINGS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IP Strategy Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$92,703	$245,282
Accounts Receivable	179,603	347,763
Inventory	1,573,232	1,643,020
Digital Assets Receivable	1,478,005	—
Other Current Assets	497,084	510,440
Total Current Assets	3,820,627	2,746,505

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	1,163,473	1,238,662
Operating Lease Right-of-Use Assets, net	2,002,024	2,125,540
Investment in Flavored Bourbon LLC	10,928,195	10,928,195
Intangible Digital Assets	24,843,905	91,701,203
Other Long Term Assets	11,964	17,965
Total Long Term Assets	38,949,561	106,011,565
Total Assets	$42,770,188	$108,758,070

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,032,911	$1,979,942
Accrued Payroll	901,951	1,586,121
Accrued Tax Liability	1,408,353	1,559,316
Other Current Liabilities	1,252,462	536,017
Operating Lease Liabilities, Current (Note xx)	690,011	730,935
Notes Payable, Current	2,360,462	2,353,998
Accrued Interest	145,131	138,692
Total Current Liabilities	8,791,281	8,885,021

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion (Note xx)	1,361,501	1,436,077
Notes Payable, net of Current Portion	203,355	220,842
Total Long-Term Liabilities	1,564,856	1,656,919
Total Liabilities	10,356,137	10,541,940

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred Stock - par value $0.0001 per share; 10,000,000 shares authorized as of both March 31, 2026 and December 31, 2025:
Series A Convertible, 500,000 shares designated; 210,700 shares issued and outstanding as of March 31, 2026 and December 31, 2025	21	21
Series B Convertible, 850,000 shares designated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock, par value $0.0001 per share; 985,000,000 shares authorized; 514,171 and 482,554 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	51	48
Additional Paid-In-Capital	311,008,299	310,064,480
Accumulated Deficit	(278,594,321)	(211,849,333)
Total Stockholders’ Equity	32,414,050	98,216,130
Total Liabilities & Stockholders’ Equity	$42,770,188	$108,758,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
REVENUE
Crypto and Related	$1,452,503	$—
Spirits Products	245,683	$838,055
Spirits Services	14,039	253,928
Total Net Revenue	1,712,225	1,091,983

COST OF REVENUE
Crypto and Related	142,523	—
Spirits Products	400,623	814,209
Spirits Services	—	5,889
Total Cost of Revenue	543,146	820,098
Gross Profit	1,169,079	271,885

OPERATING EXPENSES
Sales and Marketing	442,252	1,315,386
General and Administrative	2,650,001	1,407,676
Change in Fair Value of Intangible Digital Assets	62,109,978	—
Loss on Sale of Intangible Digital Assets	2,359,699	—
Total Operating Expenses	67,561,930	2,723,062
Operating Income / (Loss)	(66,392,851)	(2,451,177)

OTHER INCOME / (EXPENSE)
Interest Expense	(12,497)	(523,214)
Restructure Costs Post-Close	(291,304)	—
Other Income / (Expense)	(48,337)	(58,656)
Total Other Income / (Expense)	(352,138)	(581,870)
Income / (Loss) Before Income Taxes	(66,744,989)	(3,033,047)
Income Taxes	—	—
Net Income / (Loss)	$(66,744,989)	$(3,033,047)

Net Income / (Loss) Per Share, Basic	$(134.70)	$(135.34)

Weighted Average Common Shares Outstanding, Basic	496,228	24,056

Net Income / (Loss) Per Share, Diluted	$(134.70)	$(135.34)

Weighted Average Common Shares Outstanding, Diluted	496,228	24,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Preferred Stock - Series A			Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2025	482,554	$48	210,700	$21	$310,065,394	$(211,849,333)	$98,216,130
Exercise of PIPE Prepaid Warrants for Common Stock	4,185	—	—	—	—	—	—
Exercise of PIPE Advisor Warrants for Common Stock	1,061	—	—	—	—	—	—
Exercise of Debt Exchange Warrants to Purchase Common Stock	1,341	—	—	—	—	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	17,424	2	—	—	(2)	—	—
RSUs Vested	7,604	1	—	—	(1)	—	—
RSU Share-based Compensation	—	—	—	—	942,909	—	942,909
Effect of Reverse Split and Fractional Shares	2	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	(66,744,989)	(66,744,989)
Ending Balance March 31, 2026	514,171	$51	210,700	$21	$311,008,299	$(278,594,322)	$32,414,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Beginning Balance December 31, 2024	13,184	$1	494,840	$49	—	$—	$74,925,735	$(74,134,018)	$791,767
Private Placement of Series B Preferred Stock (and warrants)	—	—	—	—	167,981	17	1,679,793	—	1,679,810
Exercise of ELOC Commitment Warrant	167	—	—	—	—	—	67	—	67
ELOC Agreement Sales of Common Stock	825	—	—	—	—	—	232,427	—	232,427
Exercise of Prepaid Warrants to Purchase Common Stock	3,126	—	—	—	—	—	—	—	—
Effect of Reverse Split and Fractional Shares	1	—	—	—	—	—	—	—	—
Net Income / (Loss)	—	—	—	—	—	—	—	(3,033,047)	(3,033,047)
Ending Balance March 31, 2025	17,303	$1	494,840	$49	167,981	$17	$76,838,022	$(77,167,065)	$(328,976)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows Provided by / (Used in) Operating Activities
Net Income / (Loss)	$(66,744,989)	$(3,033,047)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	30,783	296,528
Amortization of Operating Lease Right-of-Use Assets	123,517	95,657
Loss on Disposal of Property and Equipment	—	5,702
Change in Fair Value of Intangible Digital Assets	62,109,978	—
Realized Loss on Sale of Intangible Digital Assets	2,359,699	—
Non-Cash Interest Expense	6,613	49,600
Non-Cash Share-Based Compensation	942,909	—

Changes in Operating Assets and Liabilities:
Accounts Receivable	168,161	439,611
Inventory	69,788	(33,921)
Other Current Assets	13,356	(89,530)
Intangible Digital Assets	(1,357,816)	—
Other Long Term Assets	6,000	(6,900)
Accounts Payable	52,970	532,236
Other Current Liabilities	(118,689)	(187,265)
Operating Lease Liabilities	(115,500)	(99,935)
Net Cash Provided by / (Used in) Operating Activities	(2,453,221)	(2,031,264)

Cash Flows Provided by / (Used in) Investing Activities
Proceeds from Sale of Intangible Digital Assets	2,267,258	—
Purchase of Property and Equipment	—	(17,325)
Proceeds from Sales of Assets	44,406	82,665
Net Cash Provided by / (Used in) Investing Activities	2,311,664	65,340

Cash Flow Provided by / (Used in) Financing Activities
Repayment of Notes Payable	(11,023)	(300,000)
Proceeds from Private Placement of Series B Preferred Stock and Warrants	—	1,679,810
Proceeds from ELOC Sales of Common Stock	—	232,427
Proceeds from Warrants Exercised	—	67
Net Cash Provided by Financing Activities	(11,023)	1,612,304
Net Increase (Decrease) in Cash	(152,580)	(353,620)
Cash – Beginning of Period	453,162	453,162
Cash – End of Period	$92,702	$99,542

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$5,884	$473,613

Supplemental Schedule of Non-cash Investing and Financing Activities:
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$—	$181,861
Unpaid Property and Equipment Additions	$—	$7,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — IP Strategy Holdings, Inc., formerly Heritage Distilling Holding Company, Inc. (the “Company”) is a Delaware corporation engaged in the businesses of: investing in. managing, and/or operating cryptocurrency activities, including ecosystem validator services; and investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has two wholly owned subsidiaries that are included in the condensed consolidated financial statements: Heritage Distilling Company, Inc., a Washington corporation (“HDC”); and IP Strategy, LLC (“IP Strategy LLC”), a Nevada limited liability company.
On February 17, 2026, the Company filed a Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to change its name from Heritage Distilling Holding Company, Inc. to IP Strategy Holdings, Inc. The names of the Company’s wholly owned subsidiaries, Heritage Distilling Company, Inc. and IP Strategy, LLC, remained unchanged.
HDC has operated since 2011 as a craft distillery making a variety of whiskeys, vodkas, gins and rums as well as Ready-to-Drink (“RTD”) beverages. HDC also operated distillery tasting rooms in Washington and Oregon. On October 23, 2025, in response to coming lease increases, recently-enacted state tax increases on small businesses and pending wage increases, the Company closed its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026 (the “Restructuring”) (See Note 14 - Restructuring). These actions, along with a significant reduction in headcount and overhead, are expected to result in significant reductions in net expenses with a resulting positive impact to net income. The elimination of in-house production and the eventual termination of leases associated with operations is also expected to greatly reduce unabsorbed overhead expense for every case of product sold, thereby greatly improving margins. The Company will continue to sell spirits through distributors and direct to consumers online, and, through its TBN sales channel, the Company will continue to work with Native American tribes to license the Heritage Distilling Company brand and the Company’s products for production and sale by tribes in HDC-branded tasting rooms in or near their casino properties.
IP Strategy LLC was formed in September 2025 as a subsidiary of the Company to accumulate and hold $IP Tokens, the native cryptocurrency of the Story Network, and to house validator and related cryptocurrency operations. Under the digital currency treasury strategy adopted in 2025, the Company purchases and holds primarily $IP Tokens for long term investment purposes.
Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 4,218 shares of common stock at $1,600 per share. Concurrently, the Company also closed a private offering of 955 common warrants to purchase shares of common stock with an exercise price of $4 per share at $1,596 per warrant (the “Common Warrants”) (See Note 7 - Stockholders’ Equity).
Rebranding and Change in Ticker Symbol — In September 2025, the Company rebranded as “IP Strategy,” reflecting its evolution into a public-market vehicle focused on the accumulation of $IP Tokens. In connection with the rebranding, the Company’s Nasdaq ticker symbol was changed from “CASK” to “IPST” and the Company commenced trading under the new symbol at the market open on September 22, 2025.
Registration of Common Stock — On January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of 12,500 shares of common stock and 167 shares of common stock issuable upon the exercise of the Commitment Warrants, described below, of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the investor (the “ELOC Investor”) pursuant to the Securities Purchase Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Purchase Agreement”), establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 167 shares of common stock issuable to the Investor upon the exercise of a stock purchase warrant with an exercise price of $0.40 per share (the “Commitment Warrants”) were issued pursuant to the ELOC Purchase Agreement that the Company and the ELOC Investor entered into in a letter agreement dated January 23, 2025 under which the ELOC Investor shall not be allowed to exercise the Commitment Warrants for a number of shares of common stock that would give it and its affiliates beneficial ownership of an amount of common stock greater than 1% of

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
the total outstanding common stock after giving effect to such conversion. In February 2025, the ELOC Investor exercised the Commitment Warrants for $67.
On June 13, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register the resale of up to a maximum of an additional 25,000 ELOC Shares, for an aggregate of 37,500 ELOC Shares available under the ELOC Purchase Agreement, which was approved by the stockholders on June 24, 2025.
On December 22, 2025, the Company terminated the ELOC Purchase Agreement and the Equity Line of Credit.
Private Placement of Common Stock (PIPE) — On August 15, 2025, the Company closed a PIPE offering with certain institutional and accredited investors for a private placement of an aggregate of 925,947 pre-funded warrants (the “Pre-Funded Warrants”) to acquire shares of common stock. The purchase price for the Pre-Funded Warrants was the price of the Company’s common stock of $241.72 per share less $0.04, or $241.68 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses. In connection with the PIPE, the Company announced its digital asset treasury reserve strategy, pursuant to which the Company plans to use $IP Tokens as its primary treasury reserve asset on an ongoing basis (See Note 6 -Intangible Digital Assets). As of March 31, 2026, the Company believes its current cash balances coupled with anticipated cash flow from its spirits and crypto related operating activities and the sale of tokens acquired as part of the August 15, 2025 PIPE, if necessary, will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements.
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
Stock Splits — On September 18, 2025, the Stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the Company’s Board of Directors (the “Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. (The “November 2025 Stock Split”.) All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
On April 10, 2026, the Stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:3 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On April 17, 2026, the Board approved, and on April 23, 2026, the Company effected, a 1-for-20 reverse stock split. (The “April 2026 Stock Split”.) All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
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
Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statement of operations and the condensed consolidated statements of

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
stockholders’ equity, for the three months ended March 31, 2026 and 2025, and the condensed consolidated statement of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 14, 2026.
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
The Fair Value of the Intangible Digital Assets line item in the Company’s balance sheet at March 31, 2026 and December 31, 2025, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the $IP Tokens held by the Company and fluctuations in the price of $IP Tokens could materially and adversely affect an investment in shares of the Company’s common stock. The price of $IP Tokens has a limited history. During such history, $IP Token prices have been volatile and subject to influence by many factors, including the levels of liquidity. If digital asset markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the price of $IP Tokens, including, but not limited to, global $IP Token supply and demand,

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
theft of $IP Tokens from global trading platforms or vaults, failure of a custodian holding the Company’s $IP Tokens, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
As of March 31, 2026, the fair value of intangible digital assets on the condensed consolidated balance sheet was $24,843,905 using the then closing price per $IP Token of $0.5041. The $IP Tokens held by the Company are assets of the Company and the Company’s stockholders have no specific rights to any specific $IP Token(s). In the event of the insolvency of the Company, its assets may be inadequate to satisfy a claim by its creditors or stockholders.
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
The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC in the past have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. In June 2023, the SEC brought charges against the digital asset trading platforms Binance and Coinbase for alleged violations of a variety of securities laws. In November 2023, the SEC brought charges against the digital asset trading platform Kraken for alleged violations of a variety of securities laws. In these complaints, the SEC asserted that Solana (“SOL”) is a security under the federal securities laws. In September 2024, the SEC filed an enforcement action against Mango Labs, LLC, Mango DAO, and Blockworks Foundation, and in October 2024, the SEC filed an enforcement action against Cumberland DRW, LLC, in both instances describing a number of digital assets, including SOL, as examples of “crypto assets that are offered and sold as securities.” Since the filing of these enforcement actions, the SEC’s approach to the regulation of digital assets has continued to evolve. In 2025, the SEC dismissed or agreed to dismiss certain pending enforcement actions against several digital asset market participants, including Coinbase, Kraken and Cumberland DRW, and publicly stated that such dismissals were intended to facilitate the SEC’s efforts to develop a revised and more transparent regulatory framework for digital assets through its Crypto Task Force. Notwithstanding these developments, the SEC has stated that the dismissals do not necessarily reflect the SEC’s views regarding the merits of the claims previously asserted, and significant uncertainty remains regarding the application of the federal securities laws to digital assets, including SOL.
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
In addition, if $IP Tokens are in fact a security, the Company could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Company’s liquidation or delisting from the exchange upon which the Company’s stock is traded. In this case, the Company and any sponsors of $IP Tokens may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the sponsor or the Company will be able to register under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure the Company’s activities comply with applicable law, which could force the Company to liquidate.
As with any computer network, digital asset networks are vulnerable to various kinds of attacks and disruptions. For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of

IP Strategy Holdings, Inc.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates — The presentation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include the valuation of common stock, common stock warrants, and stock options. Results could differ from those estimates. Estimates are periodically reviewed due to changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known.
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

IP Strategy Holdings Inc.
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
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the condensed consolidated financial statements. Circle Internet Financial, LLC reported that, as of March 31, 2026, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
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
The following table summarizes the Company’s assets and liabilities that are subject to fair value measurement on a recurring basis and the level of inputs used for such measurement:

	As of March 31, 2026
Asset:	Level 1	Level 2	Level 3	Total
Digital Assets Receivable	$1,478,005	$—	$—	$1,478,005
Intangible Digital Assets	24,843,905	—	—	24,843,905
Total	$26,321,910	$—	$—	$26,321,910

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2, and Level 3.
Concentrations of credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed Federal Depository Insurance Corporation (“FDIC”) insurance limits. To mitigate the risks associated with FDIC insured limits, the Company recently opened an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC-insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.
The Company considers the concentration of credit risk associated with its reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”) accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of March 31, 2026 and December 31, 2025, the Heritage Distilling Segment had customers that individually represented

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
10% or more of the Company’s accounts receivable. There were 4 and 3 individual customers that together represented 88% and 81% of total accounts receivable, as of March 31, 2026 and December 31, 2025, respectively. There were 2 and 4 individual customer accounts that together represented 70% and 87% of total revenue for the three months ended March 31, 2026 and 2025, respectively. There were 3 and 2 individual suppliers that together represented 42% and 30% of total accounts payable, as of March 31, 2026 and December 31, 2025, respectively.

Concentration of Revenues - Heritage Distilling Segment	For the Three Months Ended March 31,
	2026	2025
Customer A	57%	16%
Customer B	—%	25%
Customer C	—%	15%
Customer D	—%	31%
Customer E	13%	—%
	70%	87%
No $IP Token validator customers accounted for 10% or more of the Company’s accounts receivable.
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of March 31, 2026 and December 31, 2025.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of March 31, 2026 and December 31, 2025.
The Company holds volumes of barreled whiskey, which will not be sold within one year due to the duration of the aging process. Consistent with industry practices, all barreled whiskey is classified as work-in-process inventory and is included in current assets.
Digital Assets Receivable — The Company classifies the $IP Tokens that are held as collateral assets by the counterparties under its short-term (30 day) covered call contracts as digital assets receivable in current assets.
The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value at the end of each reporting period. The changes in fair value are recognized on the condensed consolidated statements of operations, in accordance with ASC 350-60.
Current Assets — Other current assets include prepaid insurance of $225,000.
Intangible Digital Assets — The Company holds intangible digital assets in the form of $IP Tokens, and immaterial amounts of other intangible digital assets, including ARIAIP Tokens and APL Tokens with an aggregate cost basis of $20,000 and $20,000 and an aggregate fair value of $403 and $9,980 as of March 31, 2026 and December 31, 2025, respectively, which are accounted for in accordance with ASC 350-60. Substantially all of the digital assets are held for investment purposes. The Company does not engage in regular trading of these assets but may stake them. Intangible digital assets that are held for investment are initially recorded at cost and are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. The Company considers Coinbase to be its principal

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
market for the valuation and reporting of digital assets, as Coinbase has the highest trading volume of $IP Tokens and is the market in which the Company transacts in $IP Tokens. Realized gains and losses on dispositions are recognized on a specific identification basis for $IP Tokens held for investment. Cash inflow from dispositions of intangible digital assets held for investment are reflected in cash flows from investing activities in the condensed consolidated statement of cash flows.
The Company receives $IP Tokens as blockchain rewards (staking revenue) in its validator operations, with such intangible digital assets converted to cash shortly thereafter. Intangible digital assets earned in the Company’s validator operations are initially recorded at the fair value of the $IP Tokens received at contract inception as an addition to intangible digital assets and in Crypto and Related Revenue in the condensed consolidated statement of operations. The intangible digital assets are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. Realized revenues on disposition are recognized on a first-in-first-out basis. Cash flows from dispositions of intangible digital assets earned in the Company’s validator operations are reflected in cash flows used in operating activities.
Covered Call Contracts — On January 6, 2026, the Board approved using 3 million of unlocked $IP Tokens for covered call transactions, and the Company began entering into such covered call transactions. On March 4, 2026, the Board increased the authorization for the number of $IP Tokens allowed to be used under the covered call strategy to 6 million. The amount of $IP Tokens used in the program is spread out over 4 tranches having a typical contract period of 30 days for each tranche. If no contracts have been exercised, they are typically rolled over for additional 30 day contracts with new premiums being earned with each new contract placed. Under the terms of the contracts, the counter party holds the $IP Tokens as collateral, and if a contract is exercised because the strike price has been achieved, then the tokens are liquidated and the Company receives the proceeds from the sale of the tokens at the contracted strike price. Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the firm that employs the Company’s contract Chief Investment Officer. The 7.5% fee is recorded in crypto and related cost of revenue.
The Company accounts for covered call activity in accordance with Accounting Standards Codification (“ASC”) 320 (Derivatives and Hedging) and ASC 390 (Derivative Instruments). The Company enters into covered call positions to generate additional income from $IP Tokens it holds. A covered call is a derivative transaction in which the Company sells (writes) a call option on an $IP Token it owns, thereby receiving a premium. The underlying $IP Token remains the Company’s asset, and the call option is a derivative instrument. The premium received from the sale of the call option is recognized as a component of crypto and related revenue in the condensed consolidated statement of operations and is amortized to crypto and related revenue over the life of the option using the straight-line method. The Company records the option as a derivative liability on the condensed consolidated balance sheet at fair value, with changes in fair value recognized in crypto and related revenue until the option expires or is exercised. If the option is exercised, the Company settles the underlying security at the exercise price, and the premium is recognized as a reduction of the carrying amount of the $IP Token (See Note 6 - Intangible Digital Assets - Sale of Covered Call Contracts on Intangible Digital Assets).
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
Upon retirement or sale, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the condensed consolidated statement of operations. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.
On October 23, 2025, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. Accordingly, as of December 31, 2025, the Company wrote off and

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
expensed the related property and equipment, net of accumulated depreciation, as part of the related Restructuring (See Note 14 - Restructuring).
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
Operating lease transactions are included in operating lease ROU assets, current operating lease liabilities and operating lease liabilities, net of current portion on the condensed consolidated balance sheets.
On October 23, 2025, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. Accordingly, as of December 31, 2025, the Company wrote off and expensed the related operating lease ROU assets and lease liabilities as part of the related Restructuring (See Note 14 - Restructuring).
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the three months ended March 31, 2026 and 2025.
Investments/Investment in Flavored Bourbon LLC — Non-marketable equity investments of privately held companies are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
to Accounting Standards Codification (“ASC”) Topic 321 Investments — Equity Securities (“ASC 321”) as the Company does not exert any significant influence over the operations of the investee company.
The Company performs a qualitative assessment at each reporting period considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators that the Company considers include but are not limited to: i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and v) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicates that the investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value of the investment. The Company did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, the Company had an 11.8% and 11.8% ownership interest in Flavored Bourbon, LLC., respectively (See also Note 9 - Commitments and Contingencies). In January 2024, Flavored Bourbon LLC conducted a capital call, seeking to raise $12 million from current and new investors at the same valuation as the last raise (which was in 2021). The Company chose not to participate in the raise, but still retained its rights to full recovery of is capital account of $25.3 million, with the Company being guaranteed a pay out of this $25.3 million in the event the brand is sold to a third party, or the Company can block such sale. As of December 31, 2024, a total of $9,791,360 of the $12 million was raised. It is unclear if there will be an attempt to raise the remaining amount under the offering. The Company retains 11.8% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, which was the first triggering event to perform a review of the fair value of its Investment in Flavored Bourbon, LLC since the prior transaction in 2021, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, the Company performed a qualitative assessment of its Investment in Flavored Bourbon, LLC. The Company determined that the Class E Units being offered were similar enough to the Company’s investment in Class A Units (with differences including the Class A Units’ liquidation preference seniority and preferential voting rights related to sale or liquidation) to trigger a reassessment of the value of the Company’s Investment in Flavored Bourbon LLC, which was done using the Option Pricing Model Backsolve Valuation Method (“OPM Backsolve Valuation Method”). The Company’s analysis determined the fair value of its Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000 as of June 30, 2024 from $10,864,000 recorded previously, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on the condensed consolidated statement of operations for the year ended December 31, 2024.
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

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
•Three-Tier System Impairment Indicator: Distributor Stress, Consolidation, and SKU Rationalization;
•Sector-Wide Valuation Resets (Impairments, Earnings Declines, and Cost Actions);
•Retail Inventory and Shelf Pressure; and
•Tariff Effects on U.S. Spirits Consumption.
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
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but unissued shares. All shares repurchased to date have been retired. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of common stock.
Revenue recognition — The Company determines spirits business revenue recognition from contracts with customers through the following steps:
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

IP Strategy Holdings Inc.
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
Direct to Consumer — In 2025 the Company sold its spirits and other merchandise directly to consumers via two channels, its five owned and operated Heritage Distilling branded tasting rooms, which were closed on December 31, 2025 (See Note 14 - Restructuring), and through the internet (e-commerce).
Retail sales in tasting rooms were paid for at the time of sale once the transactions with the customer were completed. At that point, the Company transferred control and recognized revenue for the spirits and merchandise when the product was received by the customer in the tasting rooms. ECommerce sales occur through third-party retailers who acquire our products from a wholesaler or clearing agent depending on the state they are in. The Company recognizes the revenue when it ships its product to the wholesaler or clearing house and the Company is typically paid on 30 to 45 day terms.
The Company periodically offers discounts on spirits sales made through the internet. All discounts are recorded as a reduction of retail product revenue.
Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for the three months ended March 31, 2026 and 2025 were $2,529 and $4,049, respectively.
Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $14,039 and $253,928 in service revenue in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.

IP Strategy Holdings Inc.
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
The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended March 31,
	2026	2025
Crypto and Related Revenue	$1,452,503	$—

Direct to Consumer	$52,036	$568,714
Wholesale	193,648	269,341
Third Party	2,184	—
Total Products Net Revenue	247,868	838,055
Spirits Services	11,854	253,928
Total Spirits Revenue from Contracts with Customers	$259,722	$1,091,983

Total Net Revenues	$1,712,225	$1,091,983
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Border Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau. These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Revenue” within the condensed consolidated statements of operations, which totaled $6,868 and $30,576 for the three months ended March 31, 2026 and 2025, respectively.
Shipping and handling costs — Shipping and handling costs of $36,398 and $53,770 were included in “Cost of Revenue” within the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
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
During the three months ended March 31, 2026 and 2025, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019, when the Company’s 2018 Plan was terminated in favor of the 2019 Plan, under which, the Company has granted restricted stock units (“RSUs”) (See Note 7 - Stockholders’ Equity). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan (the “2024 Plan”) became effective, authorizing the issuance of up to 6,250 shares of common stock. On June 24, 2025, the stockholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 12,500 shares of common stock. On September 18, 2025, the stockholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 87,500 shares of common stock. As of March 31, 2026, the

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Company had made grants of 54,969 shares of common stock under the 2024 Plan, and 32,531 shares remained authorized for grant.
Stock-based compensation expense is recognized based on the value of the portion of stock-based payment awards that is ultimately expected to vest and become exercisable during the period. The Company recognizes compensation expense for all stock-based payment awards made to employees, directors, and non-employees using a straight-line method, generally over a service period of four years.
In the past, the Company granted stock options to purchase common stock with exercise prices equal to the value of the underlying stock, as determined by the Board on the date the equity award was granted.
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $73,694 and $189,295 for the three months ended March 31, 2026 and 2025, respectively, and were included in “Sales and marketing” in the condensed consolidated statements of operations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company reflected the impact in its deferred balances as of March 31, 2026 and December 31, 2025, and will monitor future effects as new guidance emerges.
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
Segment Information — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as 2 operating segments and uses net income / (loss) as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by

IP Strategy Holdings Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
the CODM help make key operating decisions, such as allocation of budgets between the following significant segment expenses: cost of revenues; general and administrative; and research and development expenses.
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
NOTE 3 — INVENTORIES
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Finished Goods	$261,561	$326,131
Work-in-Process	838,551	862,239
Raw Materials	473,120	454,650
Total Inventory	$1,573,232	$1,643,020
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	March 31 2026	December 31 2025
Machinery and Equipment	5 to 20	$2,739,210	$2,739,210
Leasehold Improvements	Lease term	478,787	478,787
Computer and Office Equipment	3 to 10	1,657,889	1,702,294
Vehicles	5	272,560	272,560
Construction in Progress	N/A	—	—
Total Property and Equipment		5,148,446	5,192,851
Less: Accumulated Depreciation		(3,984,973)	(3,954,189)
Property and Equipment, net of Accumulated Depreciation		$1,163,473	$1,238,662
Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $30,783 and $296,528 respectively.
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025, the Company retired and expensed $2,146,790 of property, plant and equipment, net, and terminated leases. The net loss and other related expenses are reflected in the Company’s condensed consolidated financial statements as of December 31, 2025 as part of Restructuring (See Note 14 - Restructuring).

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS
Borrowings of the Company consisted of the following:

	March 31, 2026	December 31, 2025
PPP Loan	2,269,456	2,269,456
COVID19 TTS Loan	22,354	22,354
City of Eugene	272,007	283,030
Total Notes Payable	$2,563,817	$2,574,840
In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000.
As of March 31, 2026 and December 31, 2025, the outstanding balance of the Silverview Loan was $0.
In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the condensed consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest on the PPP loan at the rate of 1%, for a total of $5,596 and $5,596 for the three months ended March 31, 2026 and 2025, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. The City of Eugene loan will mature on May 1, 2028 with an interest rate of 0% through July 31, 2025. Beginning August 1, 2025, the City of Eugene loan began accruing interest at the rate of 5%. Monthly payments began on September 1, 2025 in the amount of $6,714, including accrued interest. As of March 31, 2026 and December 31, 2025, the balance of the City of Eugene loan was $272,007 and $283,030, respectively, and is unsecured.
The following table represents principal repayments from 2026 and the years through 2030 and thereafter:

Years Ending	Amount
0	$2,342,976
1	71,139
2	149,702
3	—
4	—
thereafter	—
$2,563,817
NOTE 6 — INTANGIBLE DIGITAL ASSETS
On August 15, 2025, the Company adopted the $IP Token as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds $IP Tokens for long term investment purposes. The Company accounts for its $IP Tokens as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its $IP Tokens, which are included in intangible digital assets in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, there were contractual restrictions consisting of restrictions on sale or transfer and lock ups on the Company’s sale of its $IP Tokens.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — INTANGIBLE DIGITAL ASSETS (cont.)
The following table summarizes the intangible digital assets ($IP Tokens, APL Tokens and ARIAIP Tokens) held by the Company as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Units	Cost Basis	Fair Value
$IP Tokens (a)	52,339,862	$205,338,068	$26,321,507
APL Tokens	13,889	$10,000	$—
ARIAIP Tokens	125,000	$10,000	$403
Total	52,478,751	$205,358,068	$26,321,910

	As of December 31, 2025
	Units	Cost Basis	Fair Value
$IP Tokens (a)	53,339,862	$209,261,236	$91,691,223
APL Tokens	13,889	$10,000	$2
ARIAIP Tokens	125,000	$10,000	$9,978
Total	53,478,751	$209,281,236	$91,701,203
____________
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

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — INTANGIBLE DIGITAL ASSETS (cont.)
There were no Token Treasury Segment activities prior to the year ended December 31, 2025. The following table represents a reconciliation of the fair values of the Company’s intangible digital assets:

Intangible Digital Assets	Fair Value
	$IP Tokens	All Other
Balance - December 31, 2024	$—	$—
Additions (a)
PIPE Offering	128,819,949	—
Purchases	80,000,034	20,000
Staking Rewards	4,951,565	—
Dispositions
Sale of Staking Rewards	(2,890,396)	—
Sale of Purchased Intangible Digital Assets	(1,000,000)
Change in Fair Value of Intangible Digital Assets (b)	(118,189,929)	(10,020)
Balance -December 31, 2025	$91,691,223	$9,980
Additions (a)
Purchases	—	—
Staking Rewards	1,212,231	—
Dispositions	(2,121,847)	—
Reclassification of Covered Calls to Current Assets	(1,478,005)
Loss on Sale of Intangible Digital Assets	(2,359,699)
Change in Fair Value of Intangible Digital Assets (b)	(62,100,401)	(9,577)
Ending Balance - March 31, 2026	$24,843,502	$403
____________
(a)     Additions represent initial consideration received in 2025 as part of the August 15, 2026 PIPE offering, and purchases of, and staking rewards earned on, Crypto assets held for investment. Per the Omnibus Amendment dated March 6, 2026, a total of 17.3 million plus 6.2 million, or 23.5 million tokens were restricted and such restriction would not be lifted until after August 15, 2027, except for 1 million tokens that were released from said restriction.
(b)     The Company measures gains and losses by each asset held. These include cumulative realized losses of $705,204 and 374,214 and realized gains of $1,762 and $246,253 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
The Company from time to time also holds stablecoins, primarily USDC, which are designed to maintain a value pegged to the U.S. dollar. These holdings are presented within other current assets on the condensed consolidated balance sheets. Because stablecoins do not meet the definition of cash or cash equivalents under ASC 305, cash and cash equivalents, they are accounted for as financial instruments and measured at fair value under ASC 820, with changes recognized in net income. The Company monitors liquidity, counterparty risk, and regulatory developments related to these holdings on an ongoing basis. As of March 31, 2026 and December 31, 2025, the Company did not hold any positions in stablecoins.
Sale of Covered Call Contracts on Intangible Digital Assets — On January 6, 2026, the Board approved using 3 million of unlocked $IP Tokens for covered call transactions, and the Company began entering into such covered call transactions. On March 4, 2026, the Board increased the authorization for the number of $IP Tokens allowed to be use under the covered call strategy to 6 million.
The covered call contracts were written to generate additional income from existing holdings while retaining potential for capital appreciation up to the strike price. Each contract granted the counterparty the right, but not the obligation, to purchase the specified quantity of $IP Tokens at a predetermined strike price on or before the contract’s expiration date,.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — INTANGIBLE DIGITAL ASSETS (cont.)
Premiums received from the sale of these options totaled $277,394 during the three months ended March 31, 2026, of which $240,272 was recognized as crypto and related revenue for covered call contracts that expired without exercise, and $37,122 was recognized as a liability as of March 31, 2026 until subsequent expiration or settlement of the respective covered call contracts. If any of the covered call contracts had been exercised, the carrying amount of the underlying digital asset and the option liability would have been derecognized, and any resulting gain or loss would be recognized in crypto and related revenue. Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the Company’s contract Chief Investment Officer. That fee totalled $18,020 and was recorded in cost of crypto and related revenue.
As of March 31, 2026, the Company had outstanding covered call contracts covering 3,000,000 $IP Tokens, with a weighted average strike price of $0.7698 per $IP Token, a weighted average remaining contractual term of 13.37 days, and a fair value of outstanding option liabilities of $2,309,400. During the three months ended March 31, 2026, the Company wrote covered call contracts covering an aggregate of 6,500,000 $IP Tokens with a weighted average strike price of $1.0868 per $IP Token, all with terms of 30 days.
Sale of Intangible Digital Assets (1 million SIP Tokens) — In March 2026, the Board approved selling up to 1 million $IP Tokens and using the proceeds there from for operations. As of March 31, 2026, the Company sold these $IP Tokens at an average price of $0.798 for cash proceeds of $798,450 before deducting any fees or commissions on any such sales.
NOTE 7 — STOCKHOLDERS’ EQUITY
November 2025 Stock Split - On September 18, 2025, the Company’s stockholders approved an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.
April 2026 Stock Split - On March 20, 2026, the Company received a notice from Nasdaq, indicating that the Company’s common stock did not meet the Minimum Bid Price Requirement, as the closing bid price for the common stock was below $1.00 per share for thirty (30) consecutive business days (See Note 9 - Commitments and Contingencies - March 2026 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, and April 2026 Stock Split). Accordingly, on March 20, 2026, the Company filed with the SEC a proxy statement for a special meeting of its stockholders as of record on March 19, 2026 to be held on April 10, 2026 to consider a proposal to authorize a reverse stock split of the common stock at a ratio ranging from 1:3 to 1:20, the actual ratio to be determined by the Board.
On April 10, 2026, the Company’s stockholders approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:3 to 1:20, without reducing the authorized number of shares of common stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On April 17, 2026, the Board approved, and on April 23, 2026, the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
Share Repurchase Program — On February 19, 2026, the Company announced the Board has authorized a share repurchase program whereby the Company may buy back up to 50,000 shares of its outstanding shares of common stock through December 31, 2026. As of March 31, 2026, the Company had 514,171 shares of its common stock outstanding. Assuming the full execution of buying back 50,000 shares, this would constitute an approximately 9.72% reduction in the number of outstanding shares of common stock. The Company may acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms that management determines to be advisable. As of March 31, 2026, the Company repurchased no shares of common stock under the share repurchase program.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
Common stock — As of March 31, 2026, the Company had 514,171 shares of common stock issued and outstanding. During the three months ended March 31, 2026 and year ended December 31, 2025, respectively, the Company repurchased 0 and 0 shares of common stock and 24,011 and 400,505 warrants to purchase common stock were exercised.
In the second quarter of 2025, the Board and stockholders took certain actions and approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended. These actions and amendments included, among other things:
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
The Company’s stockholders approved certain amendments to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, at a September 18, 2025 special meeting. The Board later effectuated the amendments as follows:
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
At the special meeting, the Company’s stockholders also approved an amendment to the Company’s 2024 Equity Incentive Plan, as amended, to increase the shares available for issuance under the 2024 Plan from 12,500 shares to 87,500 shares.
Prepaid, Pre-Funded, and Common Warrants to Purchase Common Stock — In 2024 and prior, certain holders of shares of common stock agreed to exchange shares of their common stock into a like number of prepaid warrants (the “2024 Prepaid Warrants”). Additionally, certain holders of convertible notes agreed to convert certain convertible notes into prepaid warrants. Certain 2024 Prepaid Warrants were also then exercised in exchange for common stock in 2024. Such 2024 Prepaid Warrants were eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common stock, and having no expiration date. As of March 31, 2026, none of the 2024 Prepaid Warrants remained outstanding.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
The following sets forth the outstanding: 2024 Prepaid Warrants; Pre-Funded Warrants (See Note 6 - Intangible Digital Assets); and Common Warrants (See Note 1 - Description of Operations and Basis of Presentation - Initial Public Offering) as of March 31, 2026 and December 31, 2025:

	2024 Prepaid Warrants	Pre-Funded Warrants	Common Warrants
Balance December 31, 2024	9,679	—	955
Issuance of Pre-Funded Warrants in PIPE Offerings	—	925,947	—
Exercise of Pre-Funded Warrants in Exchange for Common Stock	—	(359,041)	—
Prepaid Warrants Issued with Series B Preferred Stock	819	—	—
Exercise of Prepaid Warrants in Exchange for Common Stock	(7,929)	—	(955)
Exchange of Prepaid Warrants for Series B Preferred Stock	(2,569)	—	—
Balance December 31, 2025	—	566,906	—
Exercise of Pre-Funded Warrants in Exchange for Common Stock	—	(4,185)	—
Balance March 31, 2026	—	562,721	—
In addition to the 2024 Prepaid Warrants and Common Warrants in the table above, 298 warrants to purchase common stock at $4 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B Preferred Stock subscriptions (see Preferred Stock - Series B below).
In the three months ended March 31, 2026, 4,185 Pre-Funded Warrants (with an exercise price of $0.04 each) were exercised cashlessly for 4,185 shares of common stock leaving 562,721 pre-funded warrants remaining outstanding.
In the year ended December 31, 2025:
•819 prepaid warrants were issued with Series B Preferred Stock; 7,679 prepaid warrants (with an exercise price of $0.40 each) were exercised cashlessly for 7,666 shares of common stock (including related party cashlessly exercised 5,803 prepaid warrants for 5,793 shares of common stock); and 2,569 prepaid warrants (with an exercise price of $0.40 each) were exchanged for 55,917 shares of Series B Preferred Stock, leaving no prepaid warrants remaining outstanding;
•925,947 Pre-Funded Warrants were issued in the PIPE Offering, and 359,041 of those Pre-Funded Warrants were exchanged for common stock, leaving 566,906 Pre-Funded Warrants outstanding; and
•955 Common Warrants were exercised for common stock, leaving no Common Warrants remaining outstanding.
Subsequent to March 31, 2026, through May 18, 2026, 3,034 warrants were exercised (with an exercise price of $4.00 each); 1,809 prepaid warrants were exercised (with an exercise price of $0.04 each); 23,940 Pre-Funded Warrants were exercised for common stock; 496,002 warrants were exercised (with an exercise price of $6.00); and 4,136 shares of common stock were exchanged for prepaid warrants.
Stock options — The Company’s 2018 Equity Incentive Plan was approved by the HDC Board of Directors and the HDC shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the Company’s Board and its sole stockholder approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”).
Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Plan became effective, authorizing the issuance of up to 87,500 shares of common stock. As of March 31, 2026, the Company had made 54,969 grants under the 2024 Plan.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until November 2034).

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
The 2019 Plan allows for the grant of ISOs, NQSOs, SARs, restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that could be utilized for awards under the 2019 Plan as of March 31, 2026 was 641.
The following sets forth the outstanding ISOs and related activity for the three months ended March 31, 2026:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3	$63,156.00	0.42 years	$0.00
Exercisable at December 31, 2025	3	$63,156.00	0.42 years	$0.00
Remaining unvested at December 31, 2025	0	$63,156.00
Forfeited	0	$63,156.00
Outstanding at March 31, 2026	3	$63,156.00	0.18 years	$0.00
Exercisable at March 31, 2026	3	$63,156.00	0.18 years	$0.00
Remaining unvested at March 31, 2026	0	$63,156.00
ISOs require a recipient to remain in service to the Company. ISOs generally vest ratably over periods ranging from one to four years from the vesting start date of the grant and vesting of ISOs ceases upon termination of service to the Company. Vested ISOs generally are exercisable for three months after the date of termination of service. The terms and conditions of any ISO shall comply in all respects with Section 422 of the Code, or any successor provision, and any applicable regulations thereunder. The exercise price of each ISO is the fair market value of the Company’s stock on the applicable date of grant. The Company used the mean volatility estimate from Varga’s 409A valuation based on the median 5-year volumes of select peer companies. Fair value was estimated based on a combination of shares being sold at $63,156 up through February of 2019 and the most recent 409A completed when these ISOs were issued in April of 2018 valuing the Company’s stock at $63,156 per share. No ISOs may be granted more than ten (10) years after the earlier of the approval by the Board, or the stockholders, of the 2019 Plan.
There were no grants of stock options in the three months ended March 31, 2026 and the year ended December 31, 2025. As of March 31, 2026, the Company had $0 of unrecognized compensation expense related to ISOs expected to vest over a weighted average period of 0.0 years. At March 31, 2026, the weighted average remaining contractual life of outstanding and exercisable ISOs was 0.18 years.
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

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
value of the shares at the grant date amortized over the stated period for only those shares that are not subject to the double trigger.
The following table summarizes the RSU activity for the three months ended March 31, 2026 and 2025:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Vested and Outstanding at December 31, 2024	592	$4,372.33
Granted	—	$—
Vested	—	$—
Forfeited/Canceled/Expired	—	$—
Vested and Outstanding at March 31, 2025	592	$4,372.33

Vested and Outstanding at December 31, 2025	25,862	$160.40
Granted	18,975	$22.46
Vested	(9,878)	$(119.26)
Forfeited/Canceled/Expired	—	$—
Unvested and Outstanding at March 31, 2026	34,959	$123.89
Vested and Outstanding at March 31, 2026	—	$—
During the three months ended March 31, 2026 and 2025, the Company recognized $942,909 and $0, respectively, of stock-based compensation expense in connection with RSU awards granted under the plans. Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition. During the three months ended March 31, 2026, 0 RSUs were forfeited, 18,975 RSUs were issued with a weighted average grant value of $22.46 per RSU, with 9,878 of such RSUs vesting and settling during the period, leaving 34,959 RSUs unvested and outstanding as of March 31, 2026. During the three months ended March 31, 2025, 0 RSUs were forfeited, 0 RSUs were issued, with 0 of such RSUs vesting and settling during the period, leaving 592 vested and outstanding as of March 31, 2025.
Equity-Based (Non-Cash) Compensation — The Company recorded equity-based (non-cash) compensation for employees (personnel) and consultants for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
	2026	2025
Production / Cost of Revenue	$5,313	$—
Sales and Marketing	91,432	—
General and Administrative	391,164	—
Subtotal Employee Compensation	487,909	—
Professional Fees	455,000	—
Total Non-Cash Share-Based Compensation	$942,909	$—
Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance with Monte Carlo simulations to determine the probability of warrants being exercisable.
Contingent Legacy Shareholder Warrants — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $1,600 per share) to its common

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: if the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and if the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
•Tranche 1 - for up to 1,906 shares of common stock (of which up to 320 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 200% of the $1,600 per share initial public offering price (or $3,200 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “Tranche 1 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 3,812 shares of common stock (of which up to 641 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 300% of the $1,600 per share initial public offering price (or $4,800 per share), and that will expire on the 42-month anniversary of the Company’s initial public offering (the “Tranche 2 Contingent Legacy Shareholder Warrants”); and
•Tranche 3 - for up to 4,765 shares of common stock (of which up to 802 were to a related party) when the 10-Trading-Day VWAP of the common stock reaches 500% of the $1,600 per share initial public offering price (or $8,000 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “Tranche 3 Contingent Legacy Shareholder Warrants”).
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
As of March 31, 2026, there were outstanding and exercisable: 1,245 Tranche 1 Contingent Legacy Shareholder Warrants; 2,495 Tranche 2 Contingent Legacy Shareholder Warrants; and 3,120 Tranche 3 Contingent Legacy Shareholder Warrants, with weighted-average remaining contractual terms of 0.58 years, 2.08 years, and 3.59 years, respectively.
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 2,210 shares of common stock with an exercise price of $1,600 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO (the “Whiskey Note Shareholder Warrants”). Certain holders of the Whiskey Note Shareholder Warrants forfeited their warrants to purchase 763 shares of common stock, leaving warrants to purchase 1,445 shares of common stock remaining as of December 31, 2025. The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a 10-Trading-Day VWAP of $3,200 per share before expiring. The Company recorded the fair value of the Whiskey Note Shareholder Warrants of $152.90 in the three months ended September 30, 2025 based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Debtor Exchange Warrants — Between July 30, 2025 and August 14, 2025, the Company issued warrants with an expiration date of July 30, 2030 to purchase 12,694 shares of common stock with an exercise price of $4 per share and 1,125 shares of common stock with an exercise price of $48 per share to contractors pursuant to Debtor Exchange Agreements.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
Series B Exchange Warrants — On August 8, 2025, the Company issued pre-funded warrants with an expiration date of August 8, 2030 to purchase 42,505 shares of common stock with an exercise price of $0.04 per share (the “Series B Exchange Warrants”) in exchange for shares of Series B Preferred Stock pursuant to an Exchange Subscription Agreement dated July 30, 2025. The Series B Exchange Warrants vest pursuant to the following schedule:
•Tranche 1 - for up to 22,371 shares of common stock (of which up to 10,794 were to a related party) at the earlier of 3-months from the issue date or when the closing price of the common stock equals or exceeds $600 per share; and
•Tranche 2 - for up to 20,134 shares of common stock (of which up to 9,715 were to a related party) at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $800 per share.
Advisor Warrants — On August 10, 2025, the Company issued pre-funded warrants with an expiration date of August 10, 2030 to purchase 43,750 shares of common stock with an exercise price of $4 per share (the “Advisor Warrants”) in connection with various Advisor/Consulting Agreements dated between June 19, 2025 and August 10, 2025. The Advisor Warrants vested or will vest pursuant to the following schedule:
•Tranche 1 - up to 9,687 shares of common stock at the earlier of 3-months from the issue date or when the closing price of the common stock equals or exceeds $400 per share;
•Tranche 2 - up to 10,187 shares of common stock at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $600 per share;
•Tranche 3 - up to 10,750 shares of common stock at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $800 per share; and
•Tranche 4 - up to 13,125 shares of common stock vesting equally over 12 months from the date the Company received approval of its stockholders which was September 18, 2025.
Pre-Funded Warrants — see Note 6 - Intangible Digital Assets.
Other equity classified warrants — During the three months ended March 31, 2026, the Company issued 0 additional warrants. Subsequent to March 31, 2026, 4,137 shares of an investor’s common stock was exchanged for prepaid warrants that are exercisable at $0.002 per share, of which, the investor retained 2,068 and assigned 2,068 to Story Foundation.
In addition to the Contingent Legacy Shareholder Warrants, Whiskey Note Shareholder Warrants, Debtor Exchange Warrants, Series B Exchange Warrants, Advisor Warrants, and Pre-Funded Warrants discussed above, during the year ended December 31, 2025, the Company issued additional warrants totaling 13,066, including: 2,130 warrants to purchase common stock at $4 per share issued in connection with the issuance of Series B Preferred Stock (of which, 256 were to a related party); 167 Commitment Warrants to purchase common stock at $4 per share issued in connection with the ELOC Agreement (that were exercised in February 2025); and 10,768 warrants to purchase common stock at $4 per share issued in connection with the PIPE transaction pursuant to that certain Placement Agency Agreement dated August 11, 2025 in connection with the PIPE transaction.
The assumptions used in the Black-Scholes option pricing model were as follows:

Weighted Average Expected Volatility	70%
Expected Dividends	—%
Weighted Average Expected Term (in years)	5
Risk-Free Interest Rate	4.12%
The Underwriting Agreement and the related warrants granted to the underwriter equal 5% of the total proceeds raised in the Company’s November 25, 2024 initial public offering at an exercise price equal to the offering price, or warrants for 210 shares at $1,600 per share. As of December 31, 2025, the underwriter has not exercised any such warrants.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY (cont.)
Correction for Missed Warrants. — Subsequent to the closing of the August 15, 2025 PIPE Offering, and after consultation with Roth Capital Partners, LLC, the Company was notified by Roth that certain 2022 warrants promised to Roth related to the 2022 Convertible Note financing had not been issued yet. The Company and Roth are in the process of reaching agreement on the number of warrants due and will update those details in a future filing. The Company does not anticipate the number of warrants to be issued would be material relative to the total number of other common stock, warrants or other securities authorized or outstanding.
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2025, the Company recorded $848,908 of such deferred payroll expense, including $457,730 paid in cash in December 2024, and $391,179 remaining to be paid which was included in accrued liabilities as of December 31, 2024. Accordingly, as of June 30, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company issued approximately $1,894,615 in equity compensation (in the form of 1,184 RSUs in settlement of the deferred compensation). During the six months ended June 30, 2025, certain senior level employees elected to defer an additional $79,275 of their salary. As of December 31, 2025, the Company had paid $580,463 of the deferred compensation, leaving a balance of $119,586 remaining to be paid as of December 31, 2025.
NOTE 8 — LEASES
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
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company wrote off and expensed $3,392,744 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring (See Note 14 - Restructuring).
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

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — LEASES (cont.)
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Lease Cost:
Amortization of Right-of-Use Assets	$123,517	$95,657
Interest on Lease Liabilities	118,269	232,345
Operating lease cost	45,682	29,643
Total lease cost(1)	$287,468	$357,645
____________
(1)Included in “Cost of Revenue”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying condensed .consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of March 31, 2026 and 2025, respectively:

	March 31,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	4.6	5.3
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $2,002,024 and $2,051,512, respectively, as of March 31, 2026. The ROU assets and liabilities for operating leases were $2,125,540 and $2,167,012, respectively, as of December 31, 2025. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in our accompanying condensed consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities for the remainder of 2026 and the years through 2029 and thereafter are as follows:

Years Ending	Amounts
2026	$752,702
2027	778,104
2028	710,966
2029	732,300
2030	204,843
thereafter	—
Total lease payments	$3,178,915
Less: Interest	(1,127,403)
Total Lease Liabilities	$2,051,512
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases — The Company maintains operating leases for various facilities (See Note 9 - Leases, for further information).
Payment Upon Sale of Flavored Bourbon, LLC — As an inducement to obtain financing in 2022 and 2023 through convertible notes, under the terms of the 2022 and 2023 Convertible Promissory Notes’ Securities Purchase Agreements, upon the sale of the Flavored Bourbon brand to an arm’s length third party and the receipt by the Company of any proceeds due to it from such brand sale, the holders of the 2022 and 2023 Convertible Promissory Notes shall receive a one-time

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 9 — COMMITMENTS AND CONTINGENCIES (cont.)
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
In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim. As of March 31, 2026 and December 31, 2025, the Company has not been subject to any pending litigation claims.
March 2026 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, Notice of Regaining Compliance, and April 2026 Stock Split — On March 20, 2026, the Company received a notice from Nasdaq, indicating that the Company’s common stock did not meet the Minimum Bid Price Requirement, as the closing bid price for the common stock was below $1.00 per share for thirty (30) consecutive business days. Although issuers are typically provided a 180-calendar-day compliance period to regain compliance with the Minimum Bid Price Requirement, the notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period because the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-20 reverse stock split effected on November 5, 2025.
On March 27, 2026 the Company filed with Nasdaq an appeal of the Nasdaq staff’s delisting determination, following which Nasdaq scheduled a hearing on the appeal for April 30, 2026. The Company’s filing of an appeal stays the delisting of the common stock. In anticipation of its filing with Nasdaq of an appeal, on March 20, 2026, the Company filed with the SEC a proxy statement for a special meeting of its stockholders as of record on March 19, 2026, which was held on April 10, 2026 to consider a proposal to authorize a reverse stock split of the common stock at a ratio ranging from 1:3 to 1:20, the actual ratio to be determined by the Board. The proposed reverse stock split was approved by the Company’s stockholders at the special meeting, On April 23, 2026, the Company effectuated a 1-for-20 reverse stock split, which resulted in the stock exceeding the minimum bid price and bringing the Company into compliance. Subsequently, the closing price of the stock stayed above the $1.00 Minimum Bid Price Requirement for the 10 consecutive trading days following the April 23, 2026 reverse split effective date, resulting in the Company regaining compliance with the Nasdaq listing rule. On May 11, 2026, Nasdaq provided the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter was closed.
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc. (See Note 12 - Related-Party Transactions).
NOTE 10 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan (the “Plan”), in which all eligible employees may participate after completing 3 months of employment. No contributions have been made by the Company during the three months ended March 31, 2026 and 2025.
NOTE 11 — RELATED-PARTY TRANSACTIONS
Management Agreement — On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc. to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also stockholders of the Company. For the three months ended March 31,

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 11 — RELATED-PARTY TRANSACTIONS (cont.)
2026 and 2025, the Company expensed a management fee of $45,000 and $63,370, respectively, that was paid to Summit Distilling, Inc. The fee is based upon a percentage of the Company’s trailing twelve months earnings before interest, taxes and depreciation expense, as defined in the management agreement
Commissions on Covered Call Contracts — Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the firm that employs the Company’s contract Chief Investment Officer. The 7.5% fee is recorded in crypto and related cost of revenue.
NOTE 12 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE
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

	For the Three Months Ended March 31,
	2026	2025
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss)	$(66,744,989)	$(3,033,047)
Preferred stock dividend	(94,815)	(222,678)

Net income / (loss) for the period - basic	$(66,839,804)	$(3,255,725)
Denominator:
Weighted Average Common Shares Outstanding, Basic and Diluted	496,228	24,056

Net Income / (Loss) Per Share, Basic and Diluted	$(134.70)	$(135.34)

Diluted earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period - basic	$(66,839,804)	$(3,255,725)
Net Income / (Loss) for the period - diluted	$(66,839,804)	$(3,255,725)
Denominator:
Weighted average number of shares of common stock - diluted(1)	496,228	24,056

Net Income / (Loss) per share of common stock - diluted	$(134.70)	$(135.34)
____________
(1)Includes 622,250 and 9,069 prepaid warrants, as of March 31, 2026 and 2025, respectively
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The following number of shares of common stock from the potential exercise or conversion of outstanding

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 12 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE (cont.)
potentially dilutive securities were excluded from the computation of diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2026	2025
ISOs	3	5
Equity-classified Warrants	995,085	992,766
Legacy Warrants	6,667	8,285
Preferred Stock (Series A)	858,595	1,663,281
Preferred Stock (Series B)	—	3,929,289
RSU Awards	34,957	592
Total	1,895,307	6,594,218
NOTE 13 — SEGMENT REPORTING
Due to the launch of the $IP Token treasury reserve strategy in August 2025 and continual assessment of the requirements under ASC 280, Segment Reporting, the Company has reassessed its segment conclusions and determined that effective with our December 31, 2025 Annual Report on Form 10-K, the Company is presenting two operating and reportable segments: one segment that manages the Company’s intangible digital asset treasury (the “IP Strategy Segment”); and one reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”). In the IP Strategy Segment, the Company’s $IP Token investments are maintained and managed to make a return on investment through validation and staking activities to generate revenue. In the Heritage Distilling Segment, all brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and with similar profit margins.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for each segment based on revenue and gross profit, which are reported in the condensed consolidated statement of operations. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The accounting policies for segment reporting are the same as for the Company’s condensed consolidated financial statements. As the Company continues its operations of the $IP treasury strategy, it may provide additional data points to the CODM to assist with decision making that will be evaluated for inclusion in the Company's reportable segment disclosure.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — SEGMENT REPORTING (cont.)
The following summarizes the Company’s operations by segment for the three months ended March 31, 2026 and 2025. There were no IP Strategy Segment activities prior to August 2025.

	Three Months Ended March 31,
	2026	2025
Crypto and Related Segment
Revenue(a)	$1,452,503	$—
Cost of Revenue	142,522	—
Gross Profit	1,309,980	—

Spirits Business Segment
Revenue(b)	$259,722	$1,091,983
Cost of Revenue	400,623	820,098
Gross Profit	(140,901)	271,885

Total Revenue	$1,712,225	$1,091,983
Cost of Revenue	543,146	820,098
Gross Profit	$1,169,079	$271,885
____________
(a) Represented as Crypto and Related Revenue in the condensed consolidated statement of operations.
(b) Represented as Spirits Products Revenue and Spirits Services Revenue in the condensed consolidated statement of operations.
The CODM does not review disaggregated assets on a segment basis, and therefore, such information is not presented. As a result of the change in operating segments, the Company’s reporting units were reassessed, and it was determined that the Company would use the two operating segments as reporting units for purpose of evaluating goodwill for impairment. Since the IP Strategy Segment is a newly-created operating segment that did not have activities prior to August 2025, all goodwill was attributed to the Heritage Distilling Segment.
NOTE 14 — RESTRUCTURING
Closure of Tasting Rooms; Production Transition — On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company retired and expensed $2,146,790 of: property, plant and equipment, net; and terminated leases. The net loss and other related expenses are reflected as part of Restructuring (See Notes 4 - Property and Equipment, Net and 8 - Leases). The Company will continue to sell spirits through distributors and direct to consumers online, and will continue to work with Tribes to license the Heritage Distilling Company brand and its products for production and sale by Tribes in HDC-branded tasting rooms in or near their casino properties.
In addition to the $3,392,744 recorded as of December 31, 2025, during the three months ended March 31, 2026, the Company recorded additional expenses related to the Restructuring of $291,304 of future lease obligation, and personnel related expenses.
As of March 31, 2026 and December 31, 2025, the Company had recorded accrued liabilities of $0 and $501,134, respectively. As of December 31, 2025, the accrued liabilities related to the Restructuring were comprised primarily of: personnel wages, compensation and severance; professional fees; and other expenses that were paid subsequent to December 31, 2025.
NOTE 15 — SUBSEQUENT EVENTS
For its condensed consolidated financial statements as of March 31, 2026 and for the period then ended, the Company evaluated subsequent events through the date on which those condensed consolidated financial statements were issued.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 15 — SUBSEQUENT EVENTS (cont.)
Other than the items noted below, there were no subsequent events identified for disclosure as of the date the condensed consolidated financial statements were available to be issued.
March 2026 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, and April 2026 Stock Split — On March 20, 2026, the Company received a notice from Nasdaq, indicating that the Company’s common stock did not meet the Minimum Bid Price Requirement, as the closing bid price for the common stock was below $1.00 per share for thirty (30) consecutive business days. Although issuers are typically provided a 180-calendar-day compliance period to regain compliance with the Minimum Bid Price Requirement, the notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period because the Company effected a reverse stock split within the prior one-year period, specifically a 1-for-20 reverse stock split effected on November 5, 2025.
On March 27, 2026 the Company filed with Nasdaq an appeal of the Nasdaq staff’s delisting determination, following which Nasdaq scheduled a hearing on the appeal for April 30, 2026. The Company’s filing of an appeal stays the delisting of the common stock. In anticipation of its filing with Nasdaq of an appeal, on March 20, 2026, the Company filed with the SEC a proxy statement for a special meeting of its stockholders as of record on March 19, 2026, which was held on April 10, 2026 to consider a proposal to authorize a reverse stock split of the common stock at a ratio ranging from 1:3 to 1:20, the actual ratio to be determined by the Board. The proposed reverse stock split was approved by the Company’s stockholders at the special meeting, On April 23, 2026, the Company effectuated a 1-for-20 reverse stock split, which resulted in the stock exceeding the minimum bid price and bringing the Company into compliance. Subsequently, the closing price of the stock stayed above the $1.00 Minimum Bid Price Requirement for the 10 consecutive trading days following the April 23, 2026 reverse split effective date, resulting in the Company regaining compliance with the Nasdaq listing rule. On May 11, 2026, Nasdaq provided the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter was closed.
Sale of $IP Tokens Under Covered Call Program - On April 10, 2026 the Company entered into a covered call contract for 744,000 $IP Tokens at a price of $0.5057 per token with a strike price of $0.59167. On May 9 and 10, 2026, the $IP Token reached the strike price under the covered call contract and 500,000 of the 744,000 $IP Tokens were liquidated, netting the Company proceeds of $295,835 in USDC, at an average price of $0.59167. The remaining 256,000 $IP Tokens from that tranche were rolled over into a new 30 day contract on May 11, 2026. (See Note 2 - Summary of Significant Accounting Policies - Covered Call Contracts, and Note 6 - Intangible Digital Assets - Sale of Covered Call Contracts on Intangible Digital Assets for more information.)
Sale of Restricted $IP Tokens to the Story Foundation - On May 11, 2026 the Company sold to the Story Foundation 5,000,000 $IP Tokens that had significant restrictions on future sales into the market for a period longer than one year. The Company received $405,000 USDC for the sale of these tokens, at a loss of approximately $2.1 million, that will be recorded in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this filing. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section,. “IP Strategy,” “we,” “us,” “our,” or the “Company” refer to IP Strategy Holdings, Inc. and its consolidated subsidiaries, including its principal operating subsidiary, Heritage Distilling Company, Inc. (“Heritage,” “Heritage Distilling” or “HDC”).
Reverse Stock Splits
On September 18, 2025, the stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of our common stock, and to authorize the Company’s Board of Directors (the “Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of our stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 we effected, a 1-for-20 reverse stock split. All share and per share numbers included in in this filing as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
On April 10, 2026, the stockholders approved an amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of our common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of our stockholders. On April 17, 2026, the Board approved, and on April 23, 2026 we effected, a 1-for-20 reverse stock split. All share and per share numbers included in this filing as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
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
Business Overview
In connection with the development of our cryptocurrency treasury reserve policy, on August 15, 2025, we completed a $223.8 million private investment in public equity (“PIPE”) transaction wherein we acquired 53.2 million $IP Tokens in our digital asset treasury. Details of the PIPE transaction are summarized below. The $IP Token is the native cryptocurrency of the Story Network, running on the Story IP layer 1 blockchain. The $IP protocol and related $IP Tokens can be used to pay for computational services on the Story Network, to mint or manage digital rights objects, or to transfer value in network-native transactions. These tokens can also be exchanged for fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions using decentralized trading protocols. As part of our treasury reserve strategy, we set up a validator business as a reporting segment to generate ongoing recurring revenue from activities associated with such validation efforts.
In our spirits segment we produce, market and sell super premium whiskeys and premium flavored whiskeys. We believe we have developed differentiated products that are responsive to consumer desires for rewarding and novel taste experiences. We sell our spirits products through our direct-to-consumer (“DtC”) channel, via wholesale distributors and through TBN partners.
Our Crypto and Related Business
In August 2025, we determined to focus our growing cryptocurrency efforts on the native cryptocurrency of the Story Network referred to as $IP Tokens. As part of this business segment, we established a new validator business related to $IP Tokens, staking 43.5 million of the 53.2 million $IP Tokens we secured in the August 15, 2025 PIPE transaction. To become a network validator, a holder of $IP Tokens is required to put up or “stake” $IP Tokens as collateral (like a security deposit) that shows the Story Network that it has “skin in the game.” A cryptocurrency validator is like a digital “notary” or

“referee” in a blockchain network. Its job is to check that transactions on the network are real and follow the network rules. Validators are randomly selected to propose a new block of transactions to be added to the blockchain. When a participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant also can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in the same cryptocurrency that is evidenced by the blockchain. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the blockchain automatically issues cryptocurrency as rewards to validators who successfully propose a block. While we currently operate our own Story Network validator services, in the future we may seek to “delegate” a portion of our $IP Tokens to third-party validation service providers in exchange for a percentage of its validation fees. In addition to staking revenue, we also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026.
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
Key Factors Affecting Our Operating Results
Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:
Market Price of the $IP Token
We use the fair value method of accounting to report our operating results, in accordance with U.S. GAAP. We currently own approximately 52.3 million $IP Tokens (as of March 31, 2026), some of which were acquired at a significant discount to the then market value. For each reporting period, our $IP Token treasury will be reflected at the market price of $IP Tokens and the aggregate change in the fair value of our treasury of $IP Tokens will be reflected as a gain or loss in our condensed consolidated statement of operations. For each reporting period, our condensed consolidated statement of operations will reflect a net gain or loss commensurate with the respective change in market value of a $IP Token (across the number of $IP Tokens that we hold in our treasury). Accordingly, assuming the number of $IP Tokens we hold remains constant at approximately 52.3 million, every $1.00 increase in the market value of a $IP Token will represent a gain of approximately $52.3 million that we must recognize; and conversely, every $1.00 decrease in the market price of a $IP Token will represent a loss of approximately $52.3 million that we must recognize. The more the $IP Token price increases or decreases in the market, the greater the gain or loss we will be required to report, and depending on market conditions from quarter to quarter, we could see significant swings in gains or losses simply due to marking the value of the $IP tokens we hold to their market value.
Pricing, Product Cost and Margins
Prior to August 2025, most of our revenue was generated by retail sales of our spirits in our retail tasting rooms, which we closed on December 31, 2025, wholesale spirits sold through distributors, and spirits sold through our eCommerce platform. Beginning in September 2025, we established a validator program to begin deriving revenue from staking rewards tied to our $IP Token holdings, which now accounts for the majority of our revenue at margins exceeding 95%. Going forward, as we transition spirits production to third parties we expect our expenses related to production, sales and marketing of our spirits brands will go down. Also, as we focus on the highest margin spirits brands while we shed high overhead real estate leases, equipment and depreciation expenses, we expect to see margins associated with our sprits brands to increase. Given our relatively small production volumes compared to the broader spirits market, we believe that disciplined cost management and favorable barrel pricing position us to improve topline revenue and profitability within our spirits segment as volumes grow, although continued macroeconomic uncertainty could impact overall consumer demand.

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
Our validator business revenue is primarily generated through blockchain rewards from participation in proof-of-stake networks (“Staking Revenue”), where we validate or create blocks on the Story Network using staking validators we control. In exchange for these validation services, we earn $IP Tokens, the native token of the Story Network. Revenue is recognized at the point in time when a block is successfully created or validated and the related rewards are transferred to digital wallets we control. Each block validation represents a distinct performance obligation. We recognize blockchain rewards revenue (Staking Revenue) on a gross basis, as we act as principal of our contracts by providing the $IP Tokens required for staking. Blockchain rewards are recorded in crypto and related revenue on the condensed consolidated statements of operations. Revenue is measured based on the number of tokens received and their fair value at contract inception.
We also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026. The premium received from the sale of the call option is recognized as a component of crypto and related revenue in our condensed consolidated statement of operations. The premium is amortized to crypto and related revenue over the life of the option using the straight-line method. We record the option as a derivative liability on our condensed consolidated balance sheet at fair value, with changes in fair value recognized in crypto and related revenue until the option expires or is exercised. If the option is exercised, we settle the underlying security at the exercise price, and the premium is recognized as a reduction of the carrying amount of the $IP Token
Our spirits business net revenues consist primarily of the sale of spirits and services domestically in the United States. Customers consist primarily of wholesale distributors and direct consumers. Substantially all revenue is recognized from products transferred at a point in time when control is transferred, and contract performance obligations are met. Service revenue represents fees for distinct value-added services that we provide to third parties, including production, bottling, marketing, consulting and other services, including for the TBN, aimed at growing and improving brands and sales. Service revenue is recognized over the period in which the service is provided.
Cost of Revenue
We recognize the staking and validator business cost of revenue in the same manner that the related revenue is recognized. Our cost of revenue consists of Amazon Web Services data center incidences that run the validator protocol and software, financial software to track each token earned and their value, consulting agreements related to managing the validator work and contracted computer programmers to insure validator uptime.
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
Gross Profit and Gross Margin
Our gross profit for both our crypto and spirits business is the difference between our revenues and cost of revenue. Gross margin percentage is obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by several factors, including:
•Market conditions that may impact the market value of our investment in intangible digital assets ($IP Tokens);
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
Sales and Marketing
Sales and marketing expenses through March 31, 2026 consisted primarily of employee-related costs for individuals working in our sales and marketing departments and the executives to whom such employees report and the executives whose primary function was sales or marketing. The expenses included our personnel responsible for managing our e-commerce platform, wages, commissions and bonuses for our outside sales team members who market and sell our products to distributors and retail end users and the associated costs of such sales. Sales and marketing expenses also included the costs of social media, influencers, and other traditional marketing costs, costs related to trade shows and events and an allocated portion of overhead costs. With the closure of our retail tasting rooms as of December 31, 2025, all staffing and managerial sales and marketing expenses related to those operations were eliminated for the period ending March 31, 2026.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses associated with our executive, finance, legal, insurance, information technology and human resources functions, as well as professional fees for legal, audit, accounting and other consulting services, and an allocated portion of overhead costs. We expect our general and administrative expenses will increase on an absolute dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for general and director and officer insurance, investor relations, directors fees and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support our crypto and related business and the anticipated growth of our business.
As of March 31, 2026, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 34,938 shares based upon the grant date fair value of $4,328,639. During the three months ended March 31, 2026, we granted 8,975 RSUs to officers and employees and 10,000 to a consultant for investor relations support.
Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Intangible Digital Assets
Our intangible digital assets consist solely of $IP Tokens in our digital treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations. For the three months ended March 31, 2026, we recognized a fair value loss of approximately $62,110,000 driven by market fluctuations in the $IP Token. As of March 31, 2026, the fair value of intangible digital assets on our condensed consolidated balance sheet was approximately $24,844,000 using the closing price per $IP Token of $0.5041. As of December 31, 2025, the fair value of intangible digital assets on our condensed consolidated balance sheet was approximately $91,701,000 using the closing price per $IP Token of $1.719. We continue to hold substantially all $IP Tokens for investment and may stake them periodically.
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of March 31, 2026 and December 31, 2025, respectively, we had a 11.8% and 11.8% ownership interest in Flavored Bourbon, LLC, respectively. For the year ended December 31, 2025 we recorded an impairment charge of approximately $3,357,000 on our investment in Flavored Bourbon LLC. For the year ended December 31, 2024 we recorded a gain of approximately $3,421,000 on our investment in Flavored Bourbon LLC.
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
Based on (i) the reported contraction in craft spirits, (ii) the reported slowdown in overall alcohol participation and spirits supplier revenue, (iii) reported flavored whiskey category softness, (iv) continued distributor-tier consolidation and sales force reductions, (v) lack of consistent marketing or sales activity for the brand for the latter half of 2025, and (vi) public-company earnings deterioration and impairment activity, management concluded the investment’s carrying value exceeds fair value. A write-down of 23.5%, or approximately $3,357,000, from the previously recorded approximately $14,285,000 down to approximately $10,928,000 as of December 31, 2025, is the best estimate within a supportable 20%–25% range.
Restructure Costs
On October 23, 2025, we announced that we would close our five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of our production from in-house production to third party contract producers beginning in the first quarter of 2026 (the “Restructuring”). As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. During the three months ended March 31, 2026, we recorded additional expenses related to the Restructuring of approximately $291,000 of future lease obligation, and personnel related expenses.
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
Comparison of the Results of Operations for the Three Months Ended March 31, 2026 and 2025
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between aggregating the individually rounded component numbers and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025	Change
REVENUE
Crypto and Related	$1,452,000	$—	$1,452,000
Spirits Products	246,000	838,000	(592,000)
Spirits Services	14,000	254,000	(240,000)
Total Net Revenue	1,712,000	1,092,000	620,000

COST OF REVENUE
Crypto and Related	142,000	—	142,000
Spirits Products	401,000	814,000	(413,000)
Spirits Services	—	6,000	(6,000)
Total Cost of Revenue	543,000	820,000	(277,000)
Gross Profit	1,169,000	272,000	897,000

OPERATING EXPENSES
Sales and Marketing	442,000	1,315,000	(873,000)
General and Administrative	2,650,000	1,408,000	1,242,000
Change in Fair Value of Intangible Digital Assets	62,110,000	—	62,110,000
Loss on Sale of Intangible Digital Assets	2,360,000	—	2,360,000
Total Operating Expenses	67,562,000	2,723,000	64,839,000
Operating Income / (Loss)	(66,393,000)	(2,451,000)	(63,942,000)

OTHER INCOME / (EXPENSE)
Interest Expense	(13,000)	(523,000)	510,000
Restructure Costs Post-Close	(291,000)	—	(291,000)
Other Income / (Expense)	(48,000)	(59,000)	11,000
Total Other Income / (Expense)	(352,000)	(582,000)	230,000
Income / (Loss) Before Income Taxes	(66,745,000)	(3,033,000)	(63,712,000)
Income Taxes	—	—	—
Net Income / (Loss)	$(66,745,000)	$(3,033,000)	$(63,712,000)

Net Income / (Loss) Per Share, Basic	$(134.70)	$(135.34)	$0.64

Weighted Average Common Shares Outstanding, Basic	496,228	24,056	472,172

Net Income / (Loss) Per Share, Diluted	$(134.70)	$(135.34)	$0.64

Weighted Average Common Shares Outstanding, Diluted	496,228	24,056	472,172

Cost of Revenue of approximately $543,000 and $820,000, and Operating Expenses of approximately $67,562,000 and $2,723,000 for the three months ended March 31, 2026 and 2025, respectively, included non-cash share-based compensation for employees (personnel) and consultants of approximately $943,000 and $0, respectively, as follows:

	Three Months Ended March 31, (rounded to $000’s)
Non-Cash Share-Based Compensation	2026	2025	Change
Production / Cost of Revenues	$5,000	$—	$5,000
Sales and Marketing	91,000	—	91,000
General and Administrative	846,000	—	846,000
Subtotal Employee Compensation	$943,000	$—	$943,000
Netting out the non-cash share-based compensation from the Total Operating Expenses resulted in cash based Operating Expenses for the three months ended March 31, 2026 of approximately $66,624,000, compared to approximately $2,723,000 for the three months ended March 31, 2025, a decrease of approximately $63,901,000.
Net Revenues - Crypto and Related Business

	Three Months Ended March 31, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Validator Business - Blockchain Rewards (Staking Revenue)	$1,150,000	$—	$1,150,000
Validator Business - Internal Token	59,000	—	59,000
Validator Business - Third Party Token	3,000	—	3,000
Covered Call Contracts	240,000	—	240,000
	$1,453,000	$—	$1,453,000
Net revenues were approximately $1,453,000 and $0 for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $1,453,000, or 100%, period over period. There were no comparable revenues in the three months ended March 31, 2025 as we began recognizing staking and validator revenues on September 18, 2025 and revenue from sale of covered call contracts in January of 2026. For the three months ended March 31, 2026, substantially all crypto and related validator business revenue was related to self-staking.
Of the total validator business revenues related to cryptocurrency we drive operational revenues in two ways: 1) self-staking (tokens we own being staked on our own validator); and 2) staking of third-party tokens. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that we control. Validator services were tested in early September and were fully functional as of September 18, 2025, meaning the revenue from this activity was only active for the fourth quarter of 2025, and approximately two weeks of the twelve weeks of the third quarter of 2025. In addition to staking revenue, we also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026 and totaled approximately $240,000 in covered call premiums for the three months ended March 31, 2026.
Cost of Revenue — Crypto and Related Business
Cost of revenue was approximately $143,000 and $0 for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately $143,000 from $0 period over period. Cost of revenue consisted primarily of: technology platform expenses, external engineering support, consulting services, and blockchain transaction fees and blockchain rewards payable to third party delegators related to crypto operating activities; and commissions paid on covered call contracts. There was no comparable cost of revenue in the three months ended March 31, 2025 as we began recognizing revenues from staking and validator activities and covered call contracts; and incurring related cost of revenue once our validator services was operational on September 18, 2025 and we began entering into covered call contracts in January 2026.

	Three Months Ended March 31, (rounded to $000’s)
Cost of Revenue - Crypto and Related	2026	2025	Change
Blockchain Fees	$3,000	$—	$3,000
Validator Fees	121,000	—	121,000
Covered Call Contract Commissions	18,000	—	18,000
	$143,000	$—	$143,000
Gross Profit — Crypto and Related Business
Gross profit was approximately $1,310,000 and $0 for the three months ended March 31, 2026 and2025, respectively, an increase of approximately $1,310,000, or 100%, period over period, and included:

	Three Months Ended March 31, (rounded to $000’s)
Total Gross Profit - Crypto and Related	2026	2025	Change
Blockchain Rewards (Staking Revenue) Gross Profit	$1,147,000	$—	$1,147,000
Validator Gross Profit	(60,000)	—	(60,000)
Covered Call Contracts	222,000	—	222,000
	$1,310,000	$—	$1,310,000
It is important to note that there were no comparable cost of revenue in the three months ended March 31, 2025 as we began recognizing staking and validator revenues and incurring related cost of revenue upon beginning our validator service on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers above are based on the total revenues for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Validator Business - Blockchain Rewards (Staking Revenue)	$1,150,000	$—	$1,150,000
Validator Business - Internal Token	59,000	—	59,000
Validator Business - Third Party Token	3,000	—	3,000
Covered Call Contracts	240,000	—	240,000
	$1,453,000	$—	$1,453,000
Gross margin was approximately 90.2% and 0.0% for the three months ended March 31, 2026 and 2025, respectively, based upon total net revenues of approximately $1,453,000 and $0, respectively.

Net Revenues - Spirits Business

	Three Months Ended March 31, (rounded to $000’s)
Net Revenues - Spirits Business	2026	2025	Change
Products	$246,000	$838,000	$(592,000)
Services	14,000	254,000	(240,000)
	$260,000	$1,092,000	$(832,000)
Net revenues were approximately $260,000 and $1,092,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $832,000, or 76.2%, period over period.
The approximately $592,000 net decrease in product revenues, period over period, included:

	Three Months Ended March 31, (rounded to $000’s)
Product Revenues - Spirits Business	2026	2025	Change
Wholesale	$194,000	$269,000	$(75,000)
Retail	52,000	569,000	(517,000)
	$246,000	$838,000	$(592,000)
The approximately $75,000 decrease in wholesale product revenues was primarily the result of halting production of a selection of lower margin SKUs items and the timing of orders through the wholesale channel moving between quarters.
The approximately $517,000 decrease in retail revenues was primarily a result of having closed all of our retail tasting rooms as of December 31, 2025, with no retail revenue being generated in the period ending March 31, 2026.
The approximately $240,000 decrease in net services revenue period over period included:

Services Revenue - Spirits Business	Three Months Ended March 31, (rounded to $000’s)
	2026	2025	Change
Third Party	$2,000	$6,000	$(4,000)
Retail	—	239,000	(239,000)
Consulting and Other	12,000	9,000	3,000
	$14,000	$254,000	$(240,000)
Net services revenue decreased by approximately $240,000 period over period, driven by an approximately $239,000 decrease in retail services having closed all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the period ending March 31, 2026.
Cost of Revenue — Spirits Business
Cost of revenue was approximately $150,000 and $820,000 for the three months ended March 31, 2026 and 2025, respectively, an approximately $670,000 or 81.7% decrease, period over period. Cost of revenue for the three months ended March 31, 2026 and 2025 included approximately $5,000 and $0, respectively, of non-cash share-based compensation expenses related to RSU grant awards recognized for production employees.

	Three Months Ended March 31, (rounded to $000’s)
Cost of Revenue - Spirits Business	2026	2025	Change
Products	$150,000	$814,000	$(664,000)
Services	—	6,000	(6,000)
	$150,000	$820,000	$(670,000)

The approximately $670,000 decrease in net products cost of revenue period over period included: a decrease in product cost of approximately $664,000 to approximately $150,000 for the three months ended March 31, 2026, from approximately 814,000 for the three months ended March 31, 2025 which included an approximately $184,000 decrease in unabsorbed overhead to approximately $277,000 as of March 31, 2026 from approximately $461,000 as of March 31, 2025. The reduction of $670,000 in costs was driven largely by the closure of all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the period ending March 31, 2026 and the exiting of certain low margin spirits SKUs in wholesale.
Services cost of revenue decreased by approximately $6,000 to approximately $0 for the three months ended March 31, 2026 from approximately $6,000 for the year ended March 31, 2025 primarily resulting from exiting a low-margin third-party production contract for another brand and the wind down of barrel production for third parties.

	Three Months Ended March 31, (rounded to $000’s)
Components of Products Cost of Revenue - Spirits Business	2026	2025	Change
Product Cost (from inventory)	$123,000	$353,000	$(230,000)
Overhead - Unabsorbed	277,000	461,000	(184,000)
	$400,000	$814,000	$(414,000)

Components of Products Cost of Revenue - Spirits Business	Three Months Ended March 31, (rounded to $000’s)
	2026	2025	Change
Product Cost (from inventory)	30.7%	43.4%	(12.6)%
Overhead - Unabsorbed	69.3%	56.6%	12.6%
	100.0%	100.0%	—%
Unabsorbed overhead as a component of product cost of 69.3% and 56.6% for the three months ended March 31, 2026 and 2025, respectively, contribute to gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. As we move to third party production in 2026 and we move into 2026 with a significantly reduced headcount, we are already seeing a significant reduction in costs attributed to unabsorbed overhead. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
The approximately $414,000 decrease in products cost of revenue period over period is further detailed as follows:

	Three Months Ended March 31, (rounded to $000’s)
Products Cost of Revenue - Spirits Business	2026	2025	Change
Spirits - Wholesale	$120,000	$174,000	$(54,000)
Spirits - Retail	—	146,000	(146,000)
Merchandise and Prepared Food	3,000	33,000	(30,000)
Unabsorbed Overhead	277,000	461,000	(184,000)
	$400,000	814,000	$(414,000)
Products cost of revenue decreased by approximately $414,000 period over period, driven primarily by a $54,000 decrease in wholesale product costs as we continued shifting away from lower-margin wholesale volume toward higher-margin direct-to-consumer sales, the elimination of third-party production costs due to no such activity in 2025, and a $434,000 decrease in unabsorbed overhead reflecting reduced capacity as production focus evolved. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).

Gross Profit -- Spirits Business
Gross profit was approximately $(141,000) and $272,000 for the three months ended March 31, 2026 and 2025, respectively, an approximately $413,000 decrease, or 151.8%, period over period, and included:

	Three Months Ended March 31, (rounded to $000’s)
Total Gross Profit / (Loss) - Spirits Business	2026	2025	Change
Products	$(155,000)	$24,000	$(179,000)
Services	14,000	248,000	(234,000)
	$(141,000)	$272,000	$(413,000)

	Three Months Ended March 31,
Total Gross Margin - Spirits Business	2026	2025	Change
Products	(63.0)%	2.8%	(65.8)%
Services	100.0%	97.7%	2.3%
	(54.2)%	24.9%	(79.1)%

	Three Months Ended March 31, (rounded to $000’s)
Net Revenues - Spirits Business	2026	2025	Change
Products	$246,000	$838,000	$(592,000)
Services	14,000	254,000	(240,000)
	$260,000	$1,092,000	$(832,000)
For the three months ended March 31, 2026 and 2025, respectively, the approximately $(155,000) and $24,000 in Products Gross Profit / (Loss), and the resulting improvement in Gross Margin of (63.0)% for the period ending March 31, 2026 compared to just 2.8% for the period ended March 31, 2025, shows the impact of our reduction in excess capacity by moving to third-party production, thereby reducing unabsorbed overhead to approximately $277,000 in the period ending March 31, 2026 from $461,000 during the same period ended 2025.
Overall gross margins decreased to (54.2)% from 24.9% on lower net revenues, but management expects meaningful improvement going forward as we further reduce excess capacity and headcount through additional transitioning to third-party production in 2026, with a continued focus on higher-margin initiatives, including direct-to-consumer and online sales. (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead - Spirits Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Gross profit excluding unabsorbed overhead was approximately $136,000 and $733,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of approximately $(597,000), or 81.4%, period over period, and included:

	Three Months Ended March 31, (rounded to $000’s)
Total Gross Profit - Excluding Unabsorbed Overhead - Spirits Business	2026	2025	Change
Products	$(155,000)	$24,000	$(179,000)
Add Back: Unabsorbed Overhead	277,000	461,000	(184,000)
Products Gross Profit Excluding Unabsorbed Overhead	122,000	485,000	(363,000)
Services	14,000	248,000	(234,000)
Total Gross Profit Excluding Unabsorbed Overhead	$136,000	$733,000	$(597,000)

	Three Months Ended March 31,
Total Gross Margin - Excluding Unabsorbed Overhead - Spirits Business	2026	2025	Change
Products	(63.0)%	2.8%	(65.8)%
Add Back: Unabsorbed Overhead	112.7%	55.0%	57.7%
Products Gross Margin Excluding Unabsorbed Overhead	49.7%	57.9%	(8.1)%
Services	100.0%	97.7%	2.3%
Total Gross Margin Excluding Unabsorbed Overhead	52.4%	67.1%	(14.7)%
Gross Margin excluding unabsorbed overhead of 52.4% for the three months ended March 31, 2026 compared to 67.1% for the same period in 2025 shows the impact of our continued transition and the exiting of the higher margin activities that were related to our retail tasting rooms that closed on December 31, 2025.
Gross Profit Analysis - Spirits Business
Gross Margin numbers above are based on the total net revenues for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31, (rounded to $000’s)
Net Revenues - Spirits Business	2026	2025	Change
Products	$246,000	$838,000	$(592,000)
Services	14,000	254,000	(240,000)
	$260,000	$1,092,000	$(832,000)
Spirits business gross margin was approximately (54.2)% in the three months ended March 31, 2026 compared to approximately 24.9% in the three months ended March 31, 2025 (or approximately 52.4% and 67.1%, respectively, excluding unabsorbed overhead) on net revenue of approximately $260,000 and $1,092,000. Product gross margins were approximately (63.0)% in the three months ended March 31, 2026 compared to approximately 2.8% in the three months ended March 31, 2025 (or approximately 49.7% and 57.9%, respectively, excluding unabsorbed overhead). (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Sales and Marketing Expenses
Sales and marketing expenses were approximately $442,000 and $1,315,000 for the three months ended March 31, 2026 and 2025, respectively, as follows:

	Three Months Ended March 31, (rounded to $000’s)
Sales and Marketing Expense	2026	2025	Change
Personnel - Cash Wages and Related Expense	$114,000	$638,000	$(524,000)
Personnel - Share-Based Compensation	91,000	91,000	—
Tasting Room	—	22,000	(22,000)
Leases and Rentals	—	190,000	(190,000)
Sales and Marketing Expenses	93,000	206,000	(113,000)
Other	144,000	168,000	(24,000)
	$442,000	$1,315,000	$(873,000)
The overall approximately $873,000 decrease in sales and marketing expense was the result of a mix of reduced headcount in the wholesale sales team and retail tasting room sales staff as a result of closing the retail tasting rooms on December 31, 2025. This also removes from the cost the structure all costs associated with rent and operational overhead associated with the tasting rooms.
General and Administrative Expenses
General and administrative expenses were approximately $2,650,000 for the three months ended March 31, 2026, compared to approximately $1,408,000 for the three months ended March 31, 2025. This approximately $1,242,000 increase included:

	Three Months Ended March 31, (rounded to $000’s)
General and Administrative Expense	2026	2025	Change
Personnel - Cash Wages and Related Non-Cash Expense	$454,000	$409,000	$45,000
Personnel - Share-Based Compensation	391,000	—	391,000
Recruiting and Retention	—	5,000	(5,000)
Professional Fees	828,000	200,000	628,000
Professional Fees - Share-Based Compensation	455,000	—	455,000
Leases and Rentals	52,000	143,000	(91,000)
Depreciation	16,000	249,000	(233,000)
Other	454,000	402,000	52,000
	$2,650,000	$1,408,000	$1,242,000
General and administrative expenses increased by approximately $1,242,000 to $2,650,000 for the three months ended March 31, 2026, from approximately $1,408,000 in the three months ended March 31, 2025, driven primarily by an approximately: $628,000 increase in professional fees incurred related to contract Chief Investment Officer services, other outside professional services management of our crypto currency assets, additional public relations and investor relations expenses via third-party professionals and high accounting and audit preparation services to prepare us for our first audit with new additional cryptocurrency accounting obligations; $391,000 increase in non-cash share-based compensation, including RSU grants tied to deferred compensation and employee incentives; and $455,000 increase in share-based compensation professional fees related to RSU grants offered to third party service providers. General and administrative expenses included offsetting decreases of approximately: $233,000 in depreciation; and $91,000 in leases and rentals, primarily a result of reduced warehouse space in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and the restructuring of the spirits business at the end of 2025. Non-cash share-based compensation remained a significant component of G&A, representing approximately one-third of total expenses in both periods.
Interest Expense
Interest expense decreased by approximately $511,000 to approximately $12,000 for the three months ended March 31, 2026, compared to approximately $523,000 for the three months ended March 31, 2025. The decrease was primarily due to the settlement of the Silverview loan in August 2025.

Gain / (Loss) on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a loss of approximately $62.1 million for the three months ended March 31, 2026, (based on a closing price on March 31, 2026 of $0.5041 per $IP Token), compared to $0 for the three months ended March 31, 2025, as we had no similar $IP Tokens held for investment as of March 31, 2025 and began recognizing fair value adjustments on $IP Tokens upon closing of the August 15, 2025 PIPE transaction. The loss for the three months ended March 31, 2026 was primarily attributable to unfavorable market movements in the quoted price of $IP Tokens held for investment. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations.
In addition, during the three months ended March 31, 2026, we sold 1 million $IP Tokens into the market for cash proceeds of approximately $798,000 before deducting any fees or commissions on any such sales, for a loss on sale of intangible digital assets of approximately $2,360,000 separate from the loss attributed to the change in fair value of intangible digital assets recognized for the same time period.
Restructure Costs
On October 23, 2025, we announced the Restructuring. As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. During the three months ended March 31, 2026, we recorded additional expenses related to the Restructuring of approximately $291,000 of future lease obligation, and personnel related expenses.
Income Taxes
As of December 31, 2024, the Company had approximately $61.5 million of federal NOL carryforwards and approximately $192,000 of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, the Company generated additional federal NOLs of approximately $13.3 million, resulting in total federal NOL carryforwards of approximately $74.8 million as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize our NOLs and certain tax credits is limited on an annual basis. The analysis determined an initial base annual Section 382 limitation of approximately $1.0 million, which may be increased in certain years by recognized built-in gains attributable to our assets.
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

During the three months ended March 31, 2026, we estimate an increase in our tax loss carryforward of approximately $14.0 million for federal income taxes (based on the applicable statutory federal tax rate of 21%) based on our year to date net loss. While we believe that this benefit may be available to offset taxable income in future periods, the amount and timing of its utilization is subject to the Section 382 annual limitation and our ability to generate future taxable income. As a result of these uncertainties, we have elected to fully reserve against the use of these tax benefits in our financial statements as of March 31, 2026, and accordingly no related income tax benefit has been recognized in the accompanying condensed consolidated financial statements.
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
The following table presents a reconciliation of our spirits business GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the three months ended March 31, 2026 and 2025. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net sales. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Three Months Ended March 31, (rounded to $000’s)
Gross Profit Analysis excluding unabsorbed overhead - Sprits Business	2026	2025
GAAP Total Net Revenue	$260,000	$1,092,000
GAAP Gross Profit	$(141,000)	$272,000
GAAP Gross Profit Additions/(Deductions):
Add Back: Unabsorbed Overhead	277,000	461,000
Adjusted Products Gross Profit Excluding Unabsorbed Overhead	$136,000	$733,000
GAAP Gross Margin	(54.2)%	24.9%
Adjusted Products Gross Margin excluding unabsorbed overhead	52.4%	67.1%
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
The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, (rounded to $000’s)
EBITDA Analysis	2026	2025
Net Income (Loss)	$(66,745,000)	$(3,033,000)
Add (Deduct):
Interest Expense	12,000	523,000
Depreciation and Amortization	297,000	$320,000
EBITDA	$(66,436,000)	$(2,190,000)
Change in Fair Value of Intangible Digital Assets	62,110,000	—
Share-Based Compensation	943,000	—
Adjusted EBITDA	$(3,383,000)	$(2,190,000)
Liquidity and Capital Resources
We have experienced recurring operating losses, negative operating cash flows, and periods of negative working capital. These factors, along with the volatility in the market price of our digital token holdings, represent conditions that could impact our near-term liquidity if not managed appropriately.
We have evaluated our current operating plan, expected revenues, and cost structure and believe that, based on current projections, existing cash resources and anticipated cash flows from operations are sufficient to support ongoing operations and meet obligations as they come due for at least the next twelve months. These projections assume continued execution of our business plan and stabilization of key revenue drivers.
A significant component of our liquidity is derived from our holdings of digital tokens, the value of which is subject to market conditions and price volatility. Accordingly, our liquidity position is, in part, dependent on the future market price of these tokens.
To mitigate potential liquidity constraints and maintain financial flexibility, we have the ability to monetize a portion of our digital token holdings. We intend to actively monitor token market conditions and, if necessary, may sell tokens in an orderly manner to generate cash and support operations. We believe that this flexibility provides an additional source of liquidity that can be utilized to address potential adverse movements in token prices or other market conditions.
We will continue to evaluate our liquidity position, operating performance, and market conditions and may take additional actions, as necessary, to preserve liquidity and support our strategic objectives, including the disposition of digital assets for cash. Based on the foregoing, we believe we will continue as a going concern for at least the next twelve months from the date of issuance of the financial statements.
Share Repurchase Program — On February 19, 2026, we announced that the Board authorized a share repurchase program whereby we may buy back up to 50,000 shares of its outstanding shares of common stock through December 31, 2026. As of March 31, 2026, we had 514,171 shares of its common stock outstanding. Assuming the full execution of buying back 50,000 shares, this would constitute an approximately 9.72% reduction in the number of outstanding shares of common stock. We may acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms that we determine to be advisable. As of March 31, 2026, we had not repurchased any shares of common stock under the share repurchase program.
Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31, (rounded to $000’s)
	2026	2025
Net Cash Provided by / (Used in) Operating Activities	$(2,453,000)	$(2,031,000)
Net Cash Provided by / (Used in) Investing Activities	2,312,000	65,000
Net Cash Provided by Financing Activities	(11,000)	1,612,000
Net Increase (Decrease) in Cash	$(153,000)	$(354,000)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026 and 2025, net cash used in operating activities was approximately $2,453,000 and $2,031,000, respectively, resulting primarily from net loss of approximately $66,745,000 and $3,033,000, respectively. During the three months ended March 31, 2026 and 2025, approximately $(1,282,000) and $554,000, respectively, of cash was (used) / generated by changes in operating account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $65,573,000 and $447,000 in the respective periods.
The approximately $65,573,000 of non-cash adjustments for the three months ended March 31, 2026 consisted primarily of approximately: $62,110,000 of change in fair value of intangible digital assets; $2,360,000 of realized loss on sale of intangible digital assets; $31,000 of depreciation expense; $124,000 of non-cash amortization of operating lease right-of-use assets; $943,000 of non-cash share-based compensation; and $7,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $447,000 of non-cash adjustments in the three months ended March 31, 2025 included approximately: $297,000 of depreciation expense; $96,000 of non-cash amortization of operating lease right-of-use assets; and $50,000 of non-cash interest expense primarily associated with our notes payable.

Net Cash Provided by Investing Activities
During the three months ended March 31, 2026 and 2025, net cash provided by / (used in) investing activities was approximately $2,312,000 and $65,000, respectively, from the approximately $2,267,000 proceeds from sale of intangible digital assets in the three months ended March 31, 2026, and otherwise related primarily to the purchase of property and equipment, net of amounts related to proceeds from sale of assets in both periods.
Net Cash Provided By / (Used in) Financing Activities
During the three months ended March 31, 2026 and 2025, net cash provided by / (used in) financing activities was approximately $(11,000) and $1,612,000, respectively. The cash used in the three months ended March 31, 2026 of approximately $11,000 was used for the repayment of notes payable. The cash proceeds received in the three months ended March 31, 2025 were primarily comprised of approximately: $232,000 from the sale of common stock under the ELOC; $1,680,000 from the sale of Series B Preferred Stock (and warrants for the first two non-ELOC Investor subscriptions); offset by repayment of notes payable of $300,000.
Supplemental Cash Flow Information
During the three months ended March 31, 2026, supplemental cash flow activity included approximately: $6,000 of cash paid for interest expense. For the three months ended March 31, 2025, supplemental cash flow activity included approximately: $474,000 of cash paid for interest expense; $182,000 of right-of-use assets obtained in exchange for new operating lease liabilities; and $8,000 of unpaid property and equipment additions.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this filing.
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
Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enacted date.
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the three months ended March 31, 2026 or 2025.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our condensed consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2026, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
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
b) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by the Company, resulting in material post-closing and audit adjustments; and

c) the lack of internal control at third-party service providers that we have engaged with to track all activities related to our digital asset treasury strategy.
We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no sales of unregistered securities within the reporting period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K.
Repurchases of Shares or of Company Equity Securities
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The Exhibits listed in the Exhibit Index are filed as part of this quarterly report on Form 10-Q. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a hashtag.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of IP Strategy Holdings, Inc.	8-K	001-42411	3.1	February 18, 2026
3.2	First Amendment to the Third Amended and Restated Certificate of Incorporation of IP Strategy Holdings, Inc.	8-K	001-42411	3.1	4/21/2026
3.3	Second Amended and Restated Bylaws of IP Strategy Holdings, Inc.	8-K	001-42411	3.2	February 18, 2026
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of IP Strategy Holdings, Inc.	S-1/A	333-279382	3.8	October 3, 2024

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
4.1	Form of Common Stock Certificate of IP Strategy Holdings, Inc.	10-K	001-42411	4.1	April 14, 2026
4.2	Form of Preferred Stock Certificate of IP Strategy Holdings, Inc.	10-K	001-42411	4.2	April 14, 2026
4.3	Form of Series A Common Stock Purchase Warrant	S-1/A	333-279382	4.7	July 5, 2024
4.4	Form of Legacy Common Stock Purchase Warrants	S-1/A	333-279382	4.8	October 25, 2024
4.5	Form of Representative Common Stock Purchase Warrant (from initial public offering)	8-K	001-42411	4.1	November 26, 2024
4.6	Form of Whiskey Note Exchange Common Stock Purchase Warrant	10-K	001-42411	4.10	April 28, 2025
4.7	Form of Series B Common Stock Purchase Warrant	8-K	001-42411	4.1	June 3, 2025
4.8	Form of Advisory Common Stock Purchase Warrant	8-K	001-42411	4.2	August 11, 2025
4.9	Form of Placement Agent Common Stock Purchase Warrant	8-K	001-42411	4.3	August 11, 2025
4.10	Form of PIPE Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 18, 2025
4.11	Form of Debtor Exchange Common Stock Purchase Warrant	10-K	001-42411	4.1	April 14, 2026
4.12	Form of Series B Exchange Common Stock Purchase Warrant	S-1/A	333-289870	4.15	October 16, 2025
10.1	2019 Stock Incentive Plan#	10-K	001-42411	4.1	April 14, 2026
10.2	2024 Equity Incentive Plan#	10-K	001-42411	4.1	April 14, 2026
10.3	Form of restricted stock unit award agreement	10-K	001-42411	4.1	April 14, 2026
10.4	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.5	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 3, 2024
10.6	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.7	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.8	Form of Registration Rights Agreement, dated as of August 11, 2025, between Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025
10.9	Employment Agreement dated as of October 1, 2025 of Justin Stiefel#	8-K	001-42411	10.1	October 3, 2025
10.10	Employment Agreement dated as of October 1, 2025 of Jennifer Stiefel#	8-K	001-42411	10.2	October 3, 2025
10.11	Employment Agreement dated as of October 1, 2025 of Michael Carrosino#	8-K	001-42411	10.3	October 3, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE DISTILLING HOLDING COMPANY, INC.

Date: May 20, 2026	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

Date: May 20, 2026	By:	/s/ Michael Carrosino
Michael Carrosino Chief Executive Officer Principal Financial Officer and Principal Accounting Officer