Form 10-Q
period 2026-06-30
IP STRATEGY HOLDINGS, INC.
filed 2026-10-23
CIK 1788230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-42411
_________________________
IP STRATEGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-4558219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11010 Harbor Hill Drive #B-308 Gig Harbor, Washington	98332
(Address of Principal Executive Offices)	(Zip Code)
(253) 509-0008
Registrant’s telephone number, including area code

9668 Bujacich Road, Gig Harbor, Washington 98332
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of October 22, 2026, was 995,933.

Part I - Financial Information
Item 1. Financial Statements
IP STRATEGY HOLDINGS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IP Strategy Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$19,362	$245,282
Accounts Receivable	283,535	347,763
Inventory	1,561,645	1,643,020
Digital Assets Receivable	725,752	—
Other Current Assets	472,940	510,440
Total Current Assets	3,063,234	2,746,505

Long Term Assets
Property and Equipment, net of Accumulated Depreciation	890,515	1,238,662
Operating Lease Right-of-Use Assets, net	1,890,135	2,125,540
Investment in Flavored Bourbon LLC	10,928,195	10,928,195
Intangible Digital Assets	12,817,725	91,701,203
Other Long Term Assets	11,965	17,965
Total Long Term Assets	26,538,535	106,011,565
Total Assets	$29,601,769	$108,758,070

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts Payable	$3,769,724	$1,979,942
Accrued Payroll	867,935	1,586,121
Accrued Tax Liability	1,407,353	1,559,316
Other Current Liabilities	578,320	536,017
Operating Lease Liabilities, Current	671,263	730,935
Notes Payable, Current	2,361,614	2,353,998
Accrued Interest	149,809	138,692
Total Current Liabilities	9,806,018	8,885,021

Long Term Liabilities
Operating Lease Liabilities, net of Current Portion	1,280,533	1,436,077
Notes Payable, net of Current Portion	179,752	220,842
Total Long-Term Liabilities	1,460,285	1,656,919
Total Liabilities	11,266,303	10,541,940

Commitments and Contingencies (Note 9)

Stockholders’ Equity / (Deficit)
Preferred Stock - par value $0.0001 per share, 10,000,000 shares authorized
Series A Convertible, 500,000 shares designated; 210,700 shares issued and outstanding as of June 30, 2026 and December 31, 2025	21	21
Series B Convertible, 850,000 shares designated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common Stock, par value $0.0001 per share; 985,000,000 shares authorized; 721,578 and 482,554 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	72	48
Additional Paid-In-Capital	312,376,755	310,065,394
Accumulated Deficit	(294,041,382)	(211,849,333)
Total Stockholders’ Equity / (Deficit)	18,335,466	98,216,130
Total Liabilities & Stockholders’ Equity / (Deficit)	$29,601,769	$108,758,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Crypto and Related	$553,681	$—	$2,006,184	$—
Spirits Products	166,417	1,060,443	412,100	1,898,498
Spirits Services	16,192	261,379	30,231	515,307
Total Net Revenues	736,290	1,321,822	2,448,515	2,413,805

COST OF REVENUE
Crypto and Related	134,475	—	276,998	—
Spirits Products	192,913	1,082,943	593,536	1,897,152
Spirits Services	—	11,791	—	17,680
Total Cost of Revenue	327,388	1,094,734	870,534	1,914,832
Gross Profit	408,902	227,088	1,577,981	498,973

OPERATING EXPENSES
Sales and Marketing	324,466	1,971,923	766,718	3,287,310
General and Administrative	3,253,432	4,904,126	5,903,433	6,311,802
Change in Fair Value of Intangible Digital Assets	11,661,975	—	76,131,652	—
Total Operating Expenses	15,239,873	6,876,049	82,801,803	9,599,112
Operating Loss	(14,830,971)	(6,648,961)	(81,223,822)	(9,100,139)

OTHER INCOME / (EXPENSE)
Interest Expense	(14,841)	(595,309)	(27,338)	(1,118,522)
Restructure Costs Post-Close	(408,137)	—	(699,441)	—
Other Income / (Expense)	(192,401)	(47,686)	(240,738)	(106,342)
Total Other Income / (Expense)	(615,379)	(642,995)	(967,517)	(1,224,864)
Income / (Loss) Before Income Taxes	(15,446,350)	(7,291,956)	(82,191,339)	(10,325,003)
Income Taxes	(710)	(3,122)	(710)	(3,122)
Net Income / (Loss)	$(15,447,060)	$(7,295,078)	$(82,192,049)	$(10,328,125)

Net Income / (Loss) Per Share, Basic	$(13.30)	$(308.12)	$(68.10)	$(463.63)

Weighted Average Common Shares Outstanding, Basic	1,168,984	27,501	1,209,784	25,837

Net Income / (Loss) Per Share, Diluted	$(13.30)	$(308.12)	$(68.10)	$(463.63)

Weighted Average Common Shares Outstanding, Diluted	1,168,984	27,501	1,209,784	25,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)
(unaudited)

	Common Stock		Preferred Stock - Series A			Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance March 31, 2026	514,171	$51	210,700	$21	$311,008,299	$(278,594,321)	$32,414,050
Exercise of PIPE Prepaid Warrants for Common Stock	38,940	4	—	—	1,446	—	1,450
Exercise of PIPE Advisor Warrants for Common Stock	1,738	—	—	—	—	—	—
Exchange of Common Stock for Prefunded Warrants	(4,137)	—	—	—	—	—	—
Cashless exercise of 2022 $6 Warrants	160,992	16	—	—	(16)	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	1,926	—	—	—	—	—	—
RSUs Vested	8,092	1	—	—	(1)	—	—
RSU Share-based Compensation	—	—	—	—	1,367,878	—	1,367,878
Effect of Reverse Split and Fractional Shares	(144)	—	—	—	(851)	(1)	(852)
Net Income / (Loss)	—	—	—	—	—	(15,447,060)	(15,447,060)
Ending Balance June 30, 2026	721,578	$72	210,700	$21	$312,376,755	$(294,041,382)	$18,335,466

	Common Stock		Preferred Stock - Series A			Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2025	482,554	$48	210,700	$21	$310,065,394	$(211,849,333)	$98,216,130
Exercise of PIPE Prepaid Warrants for Common Stock	43,125	4	—	—	1,446	—	1,450
Exercise of PIPE Advisor Warrants for Common Stock	2,799	—	—	—	—	—	—
Exchange of Common Stock for Prefunded Warrants	(4,137)	—	—	—	—	—	—
Cashless exercise of 2022 $6 Warrants	160,992	16	—	—	(16)	—	—
Exercise of Debt Exchange Warrants to Purchase Common Stock	1,341	—	—	—	—	—	—
Exercise of Series B Preferred Warrants to Purchase Common Stock	19,349	2	—	—	(2)	—	—
RSUs Vested	15,696	2	—	—	(2)	—	—
RSU Share-based Compensation	—	—	—	—	2,310,787	—	2,310,787
Effect of Reverse Split and Fractional Shares	(141)	—	—	—	(852)	—	(852)
Net Income / (Loss)	—	—	—	—	—	(82,192,049)	(82,192,049)
Ending Balance June 30, 2026	721,578	$72	210,700	$21	$312,376,755	$(294,041,382)	$18,335,466

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance March 31, 2025	17,303	$2	494,840	$49	167,981	$17	$76,838,021	$(77,167,065)	$(328,976)
Private Placement of Series B Preferred Stock (and warrants)	—	—	—	—	111,200	11	1,111,990	—	1,112,001
ELOC Agreement Sales of Common Stock	2,768	—	—	—	—	—	497,647	—	497,648
Exercise of Prepaid Warrants to Purchase Common Stock	4,539	—	—	—	—	—	(1)	—	—
Exercise of Common Warrants to Purchase Common Stock	274	—	—	—	—	—	—	—	—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	42	(14)	—	—
RSUs Vested	6,932	1	—	—	—	—	(1)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	3,127,807	—	3,127,807
Net Income / (Loss)	—	$—	—	—	—	—	—	(7,295,078)	(7,295,078)
Ending Balance June 30, 2025	31,816	$3	210,700	$21	744,354	$74	$81,575,446	$(84,462,143)	$(2,886,599)

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B			Accumulated Equity / (Deficit)	Total Stockholders’ Equity / (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital
Beginning Balance December 31, 2024	13,184	$1	494,840	$49	—	$—	$74,925,736	$(74,134,018)	$791,767
Private Placement of Series B Preferred Stock (and warrants)	—	—	—	—	279,181	28	2,791,782	—	2,791,810
Exercise of ELOC Commitment Warrant	167	—	—	—	—	—	67	—	67
ELOC Agreement Sales of Common Stock	3,593	—	—	—	—	—	730,073	—	730,074
Exercise of Prepaid Warrants to Purchase Common Stock	7,666	1	—	—	—	—	(1)	—	—
Exercise of Common Warrants to Purchase Common Stock	274	—	—	—	—	—	—	—	—
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	—	—	—	—	55,917	4	(4)	—	—
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	—	—	(284,140)	(28)	409,256	42	(14)	—	—
Exercise of Warrants to Purchase Common Stock	—	—	—	—	—	—	—	—	—
RSUs Vested	6,932	1	—	—	—	—	(1)	—	—
RSU Share-based Compensation	—	—	—	—	—	—	3,127,807	—	3,127,807
Net Income / (Loss)	—	—	—	—	—	—	—	(10,328,125)	(10,328,125)
Ending Balance June 30, 2025	31,816	$3	210,700	$21	744,354	$74	$81,575,446	$(84,462,143)	$(2,886,599)
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Net Income / (Loss)	$(82,192,049)	$(10,328,125)
Adjustments to Reconcile Net Income / (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	64,426	570,456
Amortization of Operating Lease Right-of-Use Assets	223,565	200,727
Loss on Disposal of Property and Equipment	205,229	8,661
Change in Fair Value of Intangible Digital Assets	76,131,652	—
Non-cash Interest Expense	11,117	207,282
Non-cash Share-based Compensation	2,310,787	3,127,807

Changes in Operating Assets and Liabilities:
Accounts Receivable	64,228	428,182
Inventory	81,375	156,115
Other Current Assets	37,500	(35,971)
Intangible Digital Assets	(1,799,659)	815,535
Other Long Term Assets	6,000	(6,899)
Accounts Payable	1,789,783	1,902,131
Other Current Liabilities	(827,846)	441,625
Operating Lease Liabilities	(203,376)	(216,457)
Net Cash Used in Operating Activities	(4,097,269)	(2,728,931)

Cash Flow from Investing Activities
Proceeds from Sale of Intangible Digital Assets	3,825,733	—
Purchase of Property and Equipment	—	(28,596)
Proceeds from Sale of Assets	78,492	83,902
Net Cash Provided by Investing Activities	3,904,225	55,306

Cash Flow from Financing Activities
Repayment of Notes Payable	(33,474)	(300,000)
Proceeds from Private Placement of Series B Preferred Stock (and warrants)	—	2,791,810
Proceeds from ELOC Sales of Common Stock	—	730,074
Common Stock Shares Repurchased	(852)	—
Proceeds from Warrants Exercised	1,450	67
Net Cash Provided by / (Used in) Financing Activities	(32,876)	3,221,951
Net Increase / (Decrease) in Cash	(225,920)	548,326
Cash – Beginning of Period	245,282	453,162
Cash – End of Period	$19,362	$1,001,488

Supplemental Cash Flow Information related to Interest Paid & Income Taxes Paid:
Cash Paid during the Period for:
Interest Expense	$16,222	$911,240
Income Tax Expense	$710	$3,122

Supplemental Schedule of Non-cash Investing and Financing Activities:
Series B Preferred Stock Issued in Exchange for Series A Preferred Stock	$—	$4,092,567
Series B Preferred Stock Issued in Exchange for Prepaid Warrants	$—	$559,180
Exercise of Prepaid Warrants to Purchase Common Stock	$—	$11
Exercise of Common Warrants to Purchase Common Stock	$—	$7
Exchange of Prepaid Warrants to Purchase Common Stock for Series B Preferred Stock	$—	$4
Exchange of Series A Preferred Stock and Related Warrants for Series B Preferred Stock	$—	$42
RSUs Vested	$—	$275
Right-of-use Assets Obtained in Exchange for New Operating Lease Liabilities	$6,519	$181,861
The accompanying notes are an integral part of these condensed consolidated financial statements.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
Description of operations — IP Strategy Holdings, Inc., formerly Heritage Distilling Holding Company, Inc. (the “Company”), is a Delaware corporation engaged in the businesses of: investing in, managing, and/or operating cryptocurrency activities, including ecosystem validator services; and investing in, managing, and/or operating businesses that are engaged in the production, sale, or distribution of alcoholic beverages. The Company is headquartered in Gig Harbor, Washington and has three wholly owned subsidiaries that are included in the condensed consolidated financial statements, Heritage Distilling Company, Inc, a Washington corporation (“HDC” or “Heritage Distilling Company”); Thinking Tree Spirits, Inc., an Oregon corporation (“Thinking Tree Spirits” or “TTS”), and IP Strategy, LLC, a Nevada limited liability company.
On February 17, 2026, the Company filed a Third Amended and Restated Certificate of Incorporation, as subsequently amended, to change its name from Heritage Distilling Holding Company, Inc. to IP Strategy Holdings, Inc., effective as of February 18, 2026. The names of the Company’s wholly owned subsidiaries, Heritage Distilling Company, Thinking Tree Spirits, and IP Strategy, LLC, remained unchanged.
HDC has operated since 2011 as a craft distillery initially making a variety of whiskeys, vodkas, gins and rums as well as Ready-to-Drink (“RTD”) beverages. HDC also operated distillery tasting rooms in Washington and Oregon. On October 23, 2025, in response to coming lease increases, recently-enacted state tax increases on small businesses and pending wage increases, the Company closed its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, and transitioned its spirits production to third-party contract producers beginning in the first quarter of 2026 (the “Restructuring”) (See Note 14- Restructuring.) These actions, along with a significant reduction in headcount and overhead, are expected to result in significant reductions in net expenses with a resulting positive impact to net income. The elimination of in-house production and the eventual termination of leases associated with operations is also expected to greatly reduce unabsorbed overhead expense for every case of product sold, thereby greatly improving margins. The Company will continue to sell spirits through distributors and direct to consumers online, through its TBN sales channel, and to work with Native American tribes to license the Heritage Distilling Company brand and the Company’s products for production and sale by tribes in HDC-branded tasting rooms in or near their casino properties.
IP Strategy LLC was formed in September 2025 as a subsidiary of the Company to accumulate and hold $DATA1 tokens, the native cryptocurrency of the DATA Network, and to house validator and related cryptocurrency operations. Under the digital currency treasury strategy adopted in 2025, the Company purchases and holds primarily $DATA tokens for long term investment purposes.
Initial Public Offering — On November 25, 2024, the Company closed an initial public offering (“IPO”) of 4,218 shares of common stock at $1,600 per share. Concurrently, the Company also closed a private offering of 955 common warrants to purchase shares of common stock with an exercise price of $4 per share at $1,596 per warrant (the “Common Warrants”). (See Note 7 - Stockholders’ Equity.)
Rebranding and Change in Ticker Symbol — In September 2025, the Company rebranded as “IP Strategy,” reflecting its evolution into a public-market vehicle focused on the accumulation of $DATA tokens. In connection with the rebranding, the Company’s Nasdaq ticker symbol was changed from “CASK” to “IPST” and the Company commenced trading under the new symbol at the market open on September 22, 2025.
Registration of Common Stock — On January 24, 2025, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register up to a maximum of 12,500 shares of common stock and 167 shares of common stock issuable upon the exercise of the Commitment Warrants described below, of the up to $15,000,000 aggregate gross purchase price of shares of common stock (the “ELOC Shares”) that have been or may be issued by us to the equity line of credit investor (the “ELOC Investor”) pursuant to the Securities Purchase Agreement, dated as of January 23, 2025, between the Company and the Investor (the “ELOC Purchase Agreement”), establishing a committed equity facility (the “Facility” or “Equity Line of Credit”). The 167 shares of common stock issuable to the Investor upon the
1 On June 25, 2026, the Story Foundation rebranded as The DATA Foundation, and migrated its $IP tokens to $DATA tokens at a 1:1 ratio. All $IP token references included in these financial statements as of and for all periods presented have been changed to $DATA token references to reflect the effect of that June 25, 2026 migration, unless otherwise noted.

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
On December 22, 2025, the Company terminated the ELOC Purchase Agreement and the Equity Line of Credit.
Private Placement of Common Stock (PIPE) — On August 15, 2025, the Company closed a private placement offering (the “PIPE Offering”) with certain institutional and accredited investors for a private placement of an aggregate of 925,947 pre-funded warrants (the “Pre-Funded Warrants”) to acquire shares of common stock. The purchase price for the Pre-Funded Warrants was the price of the Company’s common stock of $241.72 per share less $0.04, or $241.68 per Pre-Funded Warrant, for an aggregate purchase price of $223.8 million, before deducting placement agent fees and other offering expenses. In connection with the PIPE Offering, the Company announced its digital asset treasury reserve strategy, pursuant to which the Company plans to use $DATA tokens as its primary treasury reserve asset on an ongoing basis (See Note 6 -Intangible Digital Assets). As of June 30, 2026, the Company believed its then-current cash balances, coupled with anticipated cash flow from its spirits and crypto-related operating activities and the sale of tokens acquired as part of the PIPE Offering, if necessary, will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements.
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
Stock Splits — On September 18, 2025, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:5 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the Company’s Board of Directors (the “Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On October 16, 2025, the Board approved, and on November 5, 2025 the Company effected, a 1-for-20 reverse stock split. (The “November 2025 Stock Split”.) All share and per share numbers included in these financial statements as of and for all periods presented reflect the effect of that stock split unless otherwise noted.
On April 10, 2026, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:3 to 1:20, without reducing the authorized number of shares of common or preferred stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On April 17, 2026, the Board approved, and on April 23, 2026, the Company effected, a 1-for-20 reverse stock split (the “April 2026 Stock Split”). All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
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
Unaudited Interim Financial Information — The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statement of operations and the condensed consolidated statements of stockholders’ deficit, for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statement of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
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
To address liquidity requirements, the Company sells $DATA tokens it earns from its validator operations into the market. These sales provide a source of liquidity to fund the Company's operating expenses and other cash requirements. Of the tokens received in 2025 as part of the August 15, 2026 PIPE offering, 10 million have a long term restriction on sale under the technical parameters of the layer 1 protocol for a three year period from the date of receipt. The remaining tokens are contractually restricted from sale until August 17, 2027, except the Company has the ability to monetize up to 3 million $DATA tokens at any one time through a covered call program (the “Covered Call Program”), pursuant to which the Company receives premiums in exchange for granting counterparties the right to acquire specified quantities of $DATA tokens under the terms of individual covered call contracts for the use of such tokens.
If $DATA tokens subject to a covered call contract are delivered or otherwise liquidated upon exercise or settlement of the applicable contract, the Company reserves it right to unstake an equivalent number of otherwise contractually restricted $DATA tokens and make those tokens available for subsequent covered call transactions. This replenishment mechanism permits the Company to maintain up to 3 million $DATA tokens available for participation in the Covered Call Program at any one time, subject to the applicable contractual restrictions and program requirements. The Covered Call Program provides the Company with a potential additional source of liquidity through the receipt of option premiums, but may result in the disposition of underlying $DATA tokens upon exercise or settlement of covered call contracts. The amount of premiums earned, the availability of counterparties and the Company's ability to continue operating the program depend on market conditions and the terms of individual transactions. There can be no assurance that the Covered Call Program will generate sufficient liquidity to satisfy the Company's operating requirements.

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
Risks and Uncertainties
Intangible Digital Assets and Cryptocurrency Risks
The Company is subject to various risks including market risk, liquidity risk, and other risks related to concentration of its assets in a single asset class, $DATA tokens. Investing in $DATA tokens is currently highly speculative and volatile. The Company's substantial concentration in $DATA tokens exposes it to risks associated with changes in the tokens' market value, the viability and commercial adoption of the DATA protocol, and the decisions of third parties that develop, govern or operate the underlying blockchain infrastructure. The announced transition of the DATA Network to Sui introduces additional risks involving network migration, technology dependencies, tokenholder rights, governance, market liquidity and the elimination or modification of existing validator services. The Company may have limited ability to influence these developments notwithstanding the material effect they could have on the value of its assets and its financial condition.
On June 25, 2026, the Story Foundation announced its rebranding as The DATA Foundation, the Story Network was renamed the DATA Network, and the network's native $IP token was renamed $DATA. The announced rebranding contemplated a one-for-one transition from $IP to $DATA without changing the aggregate token supply. The subsequent token migration and the October 2026 announcement of a further migration to Sui should be distinguished from the June rebranding. The ultimate integration with Sui (described further below) remains subject to implementation and the publication of detailed holder transition procedures. The transition represents a strategic shift from the network's prior emphasis on the registration and licensing of intellectual property, including music, media and other creative assets, toward infrastructure supporting the sourcing, provenance, verification, processing and licensing of data for artificial intelligence applications.
The DATA Foundation's strategy is supported by the DATA Network, Trace and Poseidon. Trace serves as the public audit layer for data registered on the DATA Network. Data contributions generate verifiable on-chain receipts containing information intended to establish provenance, consent, applicable licensing or policy terms and related transaction information. Trace records the receipt and associated verification information rather than storing the underlying data itself, allowing the underlying data and contributor identity to remain private. Poseidon serves as a data-processing layer designed to clean and normalize raw data, validate authenticity and licensing, score records for quality and relevance, and prepare data for use by artificial intelligence developers.
In connection with the June 25, 2026 transition, The DATA Foundation also announced a strategic relationship with KLED.ai (“KLED”), an opt-in marketplace through which individuals contribute data for potential licensing to artificial intelligence developers and other purchasers. KLED announced that it was onboarding more than 1.5 billion user-contributed records to the DATA Network. Under the integration, KLED generates an anonymized receipt when data is uploaded to its platform and submits audit information to Trace, including content hashes, consent documentation, payment records and timestamps. KLED also announced support for USDC payments on the DATA Network in addition to other stablecoin and fiat payment options.
On October 9, 2026, the previously announced one-for-one migration of $IP tokens to $DATA tokens was implemented, with no announced change to the aggregate token supply. On October 12, 2026, the Sui Foundation and DATA Foundation announced a strategic transaction pursuant to which the Sui Foundation would invest $30 million in the DATA Network and become its largest institutional holder. The DATA Network is expected to migrate from its existing independent blockchain to a protocol operating natively on the Sui blockchain, and the independent DATA blockchain is expected to be retired following completion of the migration. The announcement stated that existing $DATA tokens would migrate on a one-for-one basis, that holder economics and governance rights would be at least equivalent to those previously applicable, and that existing locked and vesting positions would carry over unchanged. However, detailed migration procedures, implementation dates and the mechanisms by which such rights and restrictions will be preserved have not yet been published.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 — DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION (cont.)
The retirement of the independent DATA blockchain is expected to eliminate the need for the existing network validator services, including those provided by the Company, resulting in the termination of the Company's current validator-related activities and associated revenue opportunities. Although the DATA Foundation has indicated that opportunities may exist for participation in a sequencer or similar infrastructure role under the new architecture, no definitive arrangement, compensation structure, qualification criteria, implementation schedule or economic benefit to the Company has been established. There can be no assurance that the Company will obtain such a role or that any replacement revenue would equal or exceed any revenue or other economic benefits previously received or expected from its validator activities.
The DATA Foundation has positioned the DATA Network, Trace, Poseidon and applications such as KLED as components of an integrated infrastructure through which data may be sourced, verified, processed and licensed for artificial intelligence applications. The commercial adoption, utilization and financial impact of these initiatives remain subject to development, execution and market-adoption risks, and reported registration volumes, contributor counts, data volumes and other operating metrics may not be indicative of future network activity, revenue or financial performance.
Reported data registrations, protocol receipts, contributor counts and data volumes are measures of network activity and should not be interpreted as evidence of completed commercial licensing transactions, paying customers, recurring revenue, profitability or demand for $DATA tokens. The volume of records uploaded to KLED may substantially exceed the number of records registered through Trace, and neither metric necessarily represents unique records or completed transactions generating economic value for the DATA protocol. The migration to Sui could also change the fees, token utility and economic incentives associated with network activity. Accordingly, increases in reported usage may not result in increased demand for $DATA tokens or appreciation in their market value.
Unless otherwise indicated, references to $DATA tokens in these financial statements include the tokens previously designated as $IP tokens, reflecting the June 25, 2026 announcement of the rebranding and the subsequent implementation of the one-for-one token migration. This change in terminology does not, by itself, indicate a change in the number of tokens held by the Company or the accounting treatment of those holdings.
The fair value of digital assets included in the Company's condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the $DATA tokens held by the Company and fluctuations in the price of $DATA tokens could materially and adversely affect an investment in shares of the Company’s common stock. The price of $DATA tokens has a limited history. During such history, $DATA token prices have been volatile and subject to influence by many factors, including the levels of liquidity. If digital asset markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the price of $DATA tokens, including, but not limited to, global $DATA token supply and demand, theft of $DATA tokens from global trading platforms or vaults, failure of a custodian holding the Company’s $DATA tokens, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
As of June 30, 2026, the fair value of intangible digital assets on the condensed consolidated balance sheet was $12,817,725 using the then closing price per $DATA token of $0.2955. The $DATA tokens held by the Company are assets of the Company, and the Company’s stockholders have no specific rights to any specific $DATA token(s). In the event of the insolvency of the Company, its assets may be inadequate to satisfy a claim by its creditors or stockholders.
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

IP Strategy Holdings, Inc.
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
The Company’s financial instruments consist primarily of cash, accounts receivable, inventory and accounts payable. The carrying amount of such instruments approximates fair value due to their short-term nature. The carrying value of long-term debt approximates fair value because of the market interest rate of the debt. The investment in Flavored Bourbon LLC was written down to its current fair value, determined according to Level 3 inputs in the fair value hierarchy described above.
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars and issued by Circle Internet Financial, LLC and its affiliate, Circle Internet Financial Europe SAS. USDC is accounted for as a financial instrument in the condensed consolidated financial statements. Circle Internet Financial, LLC reported that, as of June 30, 2026, underlying reserves were held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
The Company holds intangible digital assets in the form of $DATA tokens, which are measured at fair value using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. If a Level 1 input is available, it is required to be utilized as a measure of fair value without any adjustments, including those that would reflect the size of the holdings (including blockage factors). Due to the inherent volatility of cryptocurrency markets, the fair value of these assets may fluctuate significantly, which could materially impact the Company’s financial position and results of operations.
The following table summarizes the Company’s assets and liabilities that are subject to fair value measurement on a recurring basis and the level of inputs used for such measurement:

	As of June 30, 2026
Asset:	Level 1	Level 2	Level 3	Total
Digital Assets Receivable	$—	$725,752	$—	$725,752
Intangible Digital Assets	12,817,725	—	—	12,817,725
Total	$12,817,725	$725,752	$—	$13,543,477

During the six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2, and Level 3.

	As of December 31, 2025
Asset:	Level 1	Level 2	Level 3	Total
Intangible Digital Assets	$91,701,203	$—	$—	$91,701,203
Total	$91,701,203	$—	$—	$91,701,203

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.
Concentrations of credit risk — Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of accounts receivable, accounts payable and bank demand deposits that may, from time to time, exceed Federal Depository Insurance Corporation (“FDIC”) insurance limits. To mitigate the risks associated with FDIC insured limits the Company maintains an Insured Cash Swap (“ICS”) service account at its primary bank. Under terms of the ICS, when the bank places funds for the Company using ICS, the deposit is sent from the Company’s transaction account into deposit accounts at other ICS Network banks in amounts below the standard FDIC insured maximum of $250,000 for overnight settling. If the Company’s account exceeds the FDIC limit of $250,000 at the end of the business day, funds are automatically swept out by the Company’s bank and spread among partner banks in accounts, each totaling less than $250,000. This makes the Company’s funds eligible for FDIC insurance protection each day. The funds are then swept back into the Company’s account at the beginning of the next business day. The aggregate limit that can be protected for the Company under this program is approximately $150 million.
The Company considers the concentration of credit risk associated with its reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”) accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. As of June 30, 2026 and December 31, 2025, the Heritage Distilling Segment had customers that individually represented 10% or more of the Company’s accounts receivable. There were 3 and 3 individual customers that together represented 72% and 81% of total accounts receivable, as of June 30, 2026 and December 31, 2025, respectively. There were 3 and 4 individual customer accounts that together represented 75% and 91% of total revenue for the three months ended June 30, 2026 and 2025, respectively. There were 2 and 5 individual customer accounts that together represented 68% and 89% of total revenue for the six months ended June 30, 2026 and 2025, respectively. There were 1 and 2 individual suppliers that represented 18% and 30% of total accounts payable, as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Revenues - Heritage Distilling Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	39%	37%	50%	28%
Customer B	—%	20%	—%	22%
Customer C	—%	13%	—%	14%
Customer D	—%	—%	—%	13%
Customer E	25%	21%	18%	12%
Customer F	11%	—%	—%	—%
	75%	91%	68%	89%
No $DATA token validator customers accounted for 10% or more of the Company’s accounts receivable.
Accounts receivable — Accounts receivable are reported at net realizable value. Receivables consist of amounts due from distributors. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customers’ historical payment history, its credit worthiness and economic trends. There was no allowance for credit losses as of June 30, 2026 and December 31, 2025.
Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined under the weighted average method, and consist of raw materials, work-in-process, and finished goods. Costs associated with spirit production and other costs related to manufacturing of products for sale, are recorded as inventory. Work-in-process inventory is comprised of all accumulated costs of raw materials, direct labor, and manufacturing overhead to the respective stage of production. Finished goods and raw materials inventory includes the supplier cost, shipping charges, import fees, and federal excise taxes. Management routinely monitors inventory and periodically writes off damaged and unsellable inventory. There was no valuation allowance as of June 30, 2026 and December 31, 2025.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
The Company holds volumes of barreled whiskey, which will not be sold within one year due to the duration of the aging process. Consistent with industry practices, all barreled whiskey is classified as work-in-process inventory and is included in current assets.
Digital Assets Receivable — The Company classifies the $DATA tokens that are held as collateral assets by the counterparties under its short-term (30 day) covered call contracts as digital assets receivable in current assets.
The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value at the end of each reporting period. The changes in fair value are recognized on the condensed consolidated statements of operations, in accordance with ASC 350-60.
Current Assets — Other current assets include prepaid insurance of $275,291.
Intangible Digital Assets — The Company holds intangible digital assets in the form of $DATA tokens, and immaterial amounts of other intangible digital assets, including $ARIAIP Tokens and $APL Tokens with an aggregate cost basis of $20,000 and $20,000 and an aggregate fair value of $3,368 and $9,980 as of June 30, 2026 and December 31, 2025, respectively, which are accounted for in accordance with ASC 350-60. Substantially all of the digital assets are held for investment purposes. The Company does not engage in regular trading of these assets but may stake them. Intangible digital assets that are held for investment are initially recorded at cost and are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. The Company considers Coinbase to be its principal market for the valuation and reporting of digital assets, as Coinbase has the highest trading volume of $DATA tokens and is the market in which the Company transacts in $DATA tokens. Realized gains and losses on dispositions are recognized on a specific identification basis for $DATA tokens held for investment. Cash inflow from dispositions of intangible digital assets held for investment are reflected in cash flows from investing activities in the condensed consolidated statement of cash flows.
The Company receives $DATA tokens as blockchain rewards (staking revenue) in its validator operations, with such intangible digital assets converted to cash shortly thereafter. Intangible digital assets earned in the Company’s validator operations are initially recorded at the fair value of the $DATA tokens received at contract inception as an addition to intangible digital assets and in Crypto and Related Revenue in the condensed consolidated statement of operations. The intangible digital assets are subsequently remeasured to fair value at the end of each reporting period, with changes in fair value recognized in Change in Fair Value of Intangible Digital Assets in the condensed consolidated statements of operations. Fair value is measured using quoted intangible digital asset prices within the Company’s principal market at the time of measurement. Realized revenues on disposition are recognized on a first-in-first-out basis.
Covered Call Contracts — On January 6, 2026, the Board approved using 3 million of unlocked $DATA tokens for its Covered Call Program, and the Company began entering into such covered call transactions. On March 4, 2026, the Board increased the authorization for the number of $DATA tokens allowed to be used under the covered call strategy to 6 million. The amount of $DATA tokens used in the program is spread out over 4 tranches having a typical contract period of 30 days for each tranche. If no contracts have been exercised, they are typically rolled over for additional 30 day contracts with new premiums being earned with each new contract placed. Under the terms of the contracts, the counter party holds the $DATA tokens as collateral, and if a contract is exercised because the strike price has been achieved, then the tokens are liquidated and the Company receives the proceeds from the sale of the tokens at the contracted strike price. Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the firm that employs the Company’s contract Chief Investment Officer. The 7.5% fee is recorded in crypto and related cost of revenue.
The Company accounts for covered call activity in accordance with Accounting Standards Codification (“ASC”) 320 (Derivatives and Hedging) and ASC 390 (Derivative Instruments). The Company enters into covered call positions to generate additional income from $DATA tokens it holds. A covered call is a derivative transaction in which the Company sells (writes) a call option on an $DATA token it owns, thereby receiving a premium. The underlying $DATA token remains the Company’s asset, and the call option is a derivative instrument. The premium received from the sale of the call option is recognized as a component of crypto and related revenue in the condensed consolidated statement of operations

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
and is amortized to crypto and related revenue over the life of the option using the straight-line method. The Company records the option as a derivative liability on the condensed consolidated balance sheet at fair value, with changes in fair value recognized in crypto and related revenue until the option expires or is exercised. If the option is exercised, the Company settles the underlying security at the exercise price, and the premium is recognized as a reduction of the carrying amount of the $DATA token (See Note 6 - Intangible Digital Assets - Sale of Covered Call Contracts on Intangible Digital Assets).
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
On October 23, 2025, the Company announced that it would close its five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of production to third-party contract producers beginning in the first quarter of 2026. Accordingly, as of December 31, 2025, the Company wrote off and expensed the related property and equipment, net of accumulated depreciation, as part of the related Restructuring (See Note 14 - Restructuring).
Leases — The Company has operating leases for corporate offices, and in the past has had operating leases for warehouses, distilleries, and tasting rooms, that are accounted for under ASC 842. The Company determines if an arrangement is a lease at inception. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. The Company recognizes lease expense for lease payments on a straight-line basis over the term of the lease. Operating lease ROU assets also include the impact of any lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification. For modified leases, the Company also reassess the lease classification as of the modification’s effective date.
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

IP Strategy Holdings, Inc.
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
Impairment of long-lived assets — All of the Company’s long-lived assets held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include: significant underperformance of the business in relation to expectations; significant negative industry or economic trends; and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. The Company did not record any impairment losses on long-lived assets for the six months ended June 30, 2026 and 2025.
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
The Company performs a qualitative assessment at each reporting period considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators that the Company considers include but are not limited to: i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; ii) a significant adverse change in the regulatory, economic, or technological environment of the investee; iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; iv) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and v) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicates that the investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value of the investment. The Company did not record any impairment charges related to its investment in Flavored Bourbon, LLC for the six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the Company had an 11.8% and 11.8% ownership interest in Flavored Bourbon, LLC., respectively (See also Note 9 - Commitments and Contingencies - Payment Upon Sale of Flavored Bourbon, LLC). In January 2024, Flavored Bourbon LLC conducted a capital call, seeking to raise $12 million from current and new investors at the same valuation as the last raise (which was in 2021). The Company chose not to participate in the raise, but still retained its rights to full recovery of is capital account of $25.3 million, with the Company being guaranteed a payout of this $25.3 million in the event the brand is sold to a third party, or the Company can block such sale. As of December 31, 2024, a total of $9,791,360 of the $12 million was raised. It is unclear if there will be an attempt to raise the remaining amount under the offering. The Company retains 11.8% ownership interest in this entity plus a 2.5% override in the waterfall of distributions. As a result of the January 2024 capital call, which was the first triggering event to perform a review of the fair value of its Investment in Flavored Bourbon, LLC since the prior transaction in 2021, in accordance with adjusting for observable price changes for similar investments of the same issuer pursuant to ASC 321 as noted above, the Company performed a qualitative assessment of its Investment in Flavored Bourbon, LLC. The Company determined that the Class E Units being offered were similar enough to the Company’s investment in Class A Units (with differences including the Class A Units’ liquidation preference seniority and preferential voting rights related to sale or liquidation) to trigger a reassessment of the value of the Company’s Investment in Flavored Bourbon LLC, which was done using the Option Pricing Model Backsolve Valuation Method (“OPM Backsolve Valuation Method”). The Company’s analysis determined the fair value of its Investment in Flavored Bourbon, LLC, should be adjusted to $14,285,000 as of

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
June 30, 2024 from $10,864,000 recorded previously, with the resulting increase in fair value of $3,421,000 recorded as gain on increase in value of Flavored Bourbon, LLC on the condensed consolidated statement of operations for the year ended December 31, 2024. The assumptions the Company used in calculating the fair value as of June 30, 2024 included: expected term of 5 years; expected volatility of 70%; expected dividends of $0; and risk-free interest rate of 4.08% (based on the 5-year T-Bill rate).
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
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par value as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as an increase to accumulated deficit. Retired treasury shares revert to the status of authorized but

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
unissued shares. All shares repurchased to date have been retired. For the six months ended June 30, 2026 and 2025, the Company repurchased 144 and 0 shares of common stock, respectively.
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
Crypto and Related Business Revenue
Blockchain rewards-validator business from staking tokens — The Company operates multiple validator nodes on the DATA Network and earns $DATA tokens as rewards and commission income for validating transactions and maintaining network security. These activities include both self-staking (using the Company’s own tokens) and providing validation services to the DATA Network on behalf of third-party delegators.
The Company earns commission income and staking rewards in the form of $DATA tokens from validator operations. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the DATA blockchain, which is the customer by analogy. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that the Company controls. Revenue is measured based on the number of tokens received, which is a variable consideration resolved at the conclusion of each epoch, and the fair value of the token at contract inception. The Company considers itself the principal in transactions with the blockchain networks, and therefore presents such blockchain rewards earned on a gross basis. $DATA tokens could be staked by third party delegators, with the Company performing validation services. In such arrangements, because the Company is providing the validation service to the DATA Network on behalf of the third party delegators, the Company recognizes revenue on a gross basis.
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
•Direct to Consumer — In 2025, the Company sold its spirits and other merchandise directly to consumers via two channels: e-commerce sales and sales through its five owned and operated Heritage Distilling Company branded tasting rooms, which were closed on December 31, 2025 (See Note 14 - Restructuring), and through the internet (e-commerce). Since January 1, 2026, the Company has sold its products directly to consumers only through e-commerce sales.
Retail sales in tasting rooms were paid for at the time of sale once the transactions with the customer were completed. At that point, the Company transferred control and recognized revenue for the spirits and merchandise when the product was received by the customer in the tasting rooms. E-commerce sales occur through third-party

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
retailers who acquire the Company’s products from a wholesaler or clearing agent depending on the state they are in. The Company recognizes the revenue when it ships its product to the wholesaler or clearing house and the Company is typically paid on 30 to 45 day terms.
The Company periodically offers discounts on spirits sales made through the internet. All discounts are recorded as a reduction of retail product revenue.
•Wholesale — The Company sells its spirits to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the spirits from the Company’s warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 45 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers which are recorded as a reduction of wholesale product revenue. The Company also pays certain incentives to distributors which are reflected net within revenues as variable consideration. The total amount of depletion allowances and sales incentives for the three months ended June 30, 2026 and 2025 was $1,246 and $5,971, respectively. The total amount of depletion allowances and sales incentives for the six months ended June 30, 2026 and 2025 was $3,775 and $10,020, respectively.
•Service revenue — Represents fees for distinct value-added services that the Company provides to third parties, which may include production, bottling, marketing consulting and other services aimed at growing and improving brands and sales. Revenue is billed monthly and earned and recognized over-time as the agreed upon services are completed. The Company recorded $16,192 and $261,379 in service revenue in the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. The Company recorded $30,231 and $515,307 in service revenue in the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively. There is no contractually committed service revenue that would give rise to an unsatisfied performance obligation at the end of each reporting period.
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
The following table presents revenue disaggregated by sales channel:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Crypto and Related Revenue	$553,681	$—	$2,006,184	$—

Direct to Consumer	$70,343	$602,983	$122,378	$1,171,697
Wholesale	96,074	457,460	289,722	726,800
Total Products Net Revenues	166,417	1,060,443	412,100	1,898,497
Spirits Services	16,192	261,379	30,231	515,308
Total Spirits Revenue from Contracts with Customers	$182,609	$1,321,822	$442,331	$2,413,805

Total Net Revenues	$736,290	$1,321,822	$2,448,515	$2,413,805
Excise taxes — Excise taxes are levied on alcoholic beverages by governmental agencies. For imported alcoholic beverages, excise taxes are levied at the time of removal from the port of entry and are payable to the U.S. Customs and Boarder Protection (the “CBP”). For domestically produced alcoholic beverages, excise taxes are levied at the time of removal from a bonded production site and are payable to the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”). These taxes are not collected from customers but are instead the responsibilities of the Company. The Company’s accounting policy is to include excise taxes in “Cost of Revenue” within the condensed consolidated statements of operations, which totaled $3,089 and $39,687 for the three months ended June 30, 2026 and 2025, respectively; and $9,957 and $70,263 for the six months ended June 30, 2026 and 2025, respectively.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
Shipping and handling costs — Shipping and handling costs of $12,222 and $27,339 were included in “Cost of Revenue” within the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. Shipping and handling costs of $24,176 and $81,110 were included in “Cost of Revenue” within the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively.
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
During the six months ended June 30, 2026 and 2025, the Company did not grant any stock option awards. The Company has not granted any stock options since 2019. The Company has granted restricted stock units (“RSUs”) under the Company 2019 Stock Incentive Plan (the “2019 Plan”) (See Note 7 - Stockholders’ Equity). Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Equity Incentive Plan, as amended (the “2024 Plan”), became effective, authorizing the issuance of up to 12,500 shares of common stock. On September 18, 2025, the shareholders approved an increase in the number of shares authorized for issuance under the 2024 Plan to up to 87,500 shares of common stock. On June 25, 2026, the Company’s stockholders approved an increase in the number of shares authorized for issuance under the 2024 Plan up to 500,000 shares of common stock As of June 30, 2026, the Company had made grants of 47,087 and forfeits back to plan of 3,506 shares of common stock under the 2024 Plan, and 456,419 shares remained authorized for grant.
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
Advertising — The Company expenses costs relating to advertising either as costs are incurred or the first time the advertising takes place. Advertising expenses totaled $6,316 and $46,539 for the three months ended June 30, 2026 and 2025, respectively; and $80,010 and $235,834 for the six months ended June 30, 2026 and 2025, respectively, and were included in “Sales and marketing” in the condensed consolidated statements of operations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company reflected the impact in its deferred balances as of June 30, 2026 and December 31, 2025, and will monitor future effects as new guidance emerges.
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
NOTE 3 — INVENTORIES
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Finished Goods	$240,832	$326,131
Work-in-Process	825,418	862,239
Raw Materials	495,395	454,650
Total Inventory	$1,561,645	$1,643,020

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 4 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Estimated Useful Lives (in years)	June 30, 2026	December 31, 2025
Machinery and Equipment	5 to 20	$2,247,089	$2,739,210
Leasehold Improvements	Lease term	478,788	478,787
Computer and Office Equipment	3 to 10	666,699	1,702,294
Vehicles	5	272,560	272,560
Construction in Progress	N/A	—	—
Total Property and Equipment		$3,665,136	$5,192,851
Less: Accumulated Depreciation		(2,774,621)	(3,954,189)
Property and Equipment, net of Accumulated Depreciation		$890,515	$1,238,662
Depreciation expense related to property and equipment for the three months ended June 30, 2026 and 2025 was $33,643 and $273,928, respectively; and for the six months ended June 30, 2026 and 2025 was $64,426 and 570,456, respectively.
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025, the Company retired and expensed $2,146,790 of property, plant and equipment, net, and terminated leases. The net loss and other related expenses are reflected in the Company’s condensed consolidated financial statements as of December 31, 2025 as part of Restructuring (See Note 14 - Restructuring).
NOTE 5 — BORROWINGS
Borrowings of the Company consisted of the following:

	June 30, 2026	December 31, 2025
PPP Loan	$2,269,456	$2,269,456
COVID19 TTS Loan	22,354	22,354
City of Eugene	249,556	283,030
Total Notes Payable	$2,541,366	$2,574,840
In March and September 2021, the Company executed a secured term loan agreement and an amendment with Silverview Credit Partners, L.P. (the “Silverview Loan”) for an aggregate borrowing capacity of $15,000,000.
As of June 30, 2026 and December 31, 2025, the outstanding balance of the Silverview Loan was $0.
In April 2020, the Company was granted a loan under the Paycheck Protection Program (“PPP”) offered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), section 7(a)(36) of the Small Business Act for $3,776,100. The proceeds from the PPP loan may only be used to retain workers and maintain payroll or make mortgage interest, lease and utility payments and all or a portion of the loan may be forgiven if the proceeds are used in accordance with the terms of the program within the 8 or 24-week measurement period. The loan terms require the principal balance and 1% interest to be paid back within two years of the date of the note. In June 2021, the Company’s bank approved forgiveness of the loan of $3,776,100. During the year ended December 31, 2022, the forgiveness was partially rescinded by the SBA and the Company recognized $1,506,644 as other income in the condensed consolidated statements of operations, resulting in $2,269,456 in debt. Under the terms of the PPP loan, the Company has also recorded interest expense on the PPP loan at the rate of 1%, for a total of $5,658 and $5,658 for the three months ended June 30, 2026 and 2025, respectively; and $11,254 and $11,254 for the six months ended June 30, 2026 and 2025, respectively. The Company is currently in the process of disputing a portion if not all of the difference. The terms of the agreement state that the Company has 18-24 months to repay the PPP loan.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 5 — BORROWINGS (cont.)
In February 2024, the Company acquired the debt of Thinking Tree Spirits with City of Eugene in the amount of $389,875. The City of Eugene loan will mature on May 1. 2028 with an interest rate of 0% through July 31, 2025. Beginning August 1, 2025, the City of Eugene loan began accruing interest at the rate of 5%. Monthly payments began on September 1, 2025 in the amount of $6,714, including accrued interest. As of June 30, 2026 and December 31, 2025, the balance of the City of Eugene loan was 249,556 and 283,030, respectively, and is unsecured.
The following table represents scheduled principal repayments from 2026 and the years through thereafter and thereafter:

Years Ending	Amount
2026	$2,320,525
2027	71,139
2028	149,702
2029	—
thereafter	—
$2,541,366
NOTE 6 — INTANGIBLE DIGITAL ASSETS
On August 15, 2025, the Company adopted the $DATA token as its primary treasury reserve asset (which was migrated to the $DATA token on June 25, 2026. (See below.). Under this new treasury strategy, the Company purchases and holds $DATA tokens for long term investment purposes. The Company accounts for its $DATA tokens as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its $DATA tokens, which are included in intangible digital assets in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, there were contractual restrictions consisting of restrictions on sale or transfer and lock ups on the Company’s sale of its $DATA tokens.
The following table summarizes the intangible digital assets ($DATA tokens, $APL Tokens, $ARIAIP Tokens, and USDC) held by the Company as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Units	Cost Basis	Fair Value
$DATA Tokens (a) (b)	45,819,670	$119,081,046	$13,539,712
APL Tokens	13,889	$10,000	$—
ARIAIP Tokens	125,000	$10,000	$3,368
USDC	397	$397	$397
Total	45,958,956	$119,101,443	$13,543,477
Less: Amount Classified as Digital Assets Receivable	2,456,010	$12,883,365	$(725,752)
Total Intangible Digital Assets	48,414,966	$131,984,808	$12,817,725

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — INTANGIBLE DIGITAL ASSETS (cont.)

	As of December 31, 2025
	Units	Cost Basis	Fair Value
$DATA Tokens (c)	53,339,862	$209,261,236	$91,691,223
APL Tokens	13,889	10,000	2
ARIAIP Tokens	125,000	10,000	9,978
Total	53,478,751	$209,281,236	$91,701,203
____________
(a)    As of June 30, 2026, the total $DATA tokens held are comprised of: 10.0 million tokens are programmatically restricted under the layer 1 protocol through August 2028; 3.0 million tokens are available for the Covered Call Program; and the remaining 32.8 million tokens are contractually restricted through August 15, 2027.
(b)    $DATA Tokens as of June 30, 2026 includes digital assets receivable of 2,456,000 units with a cost basis of $12,883,365 and a fair value of $725,752.
(c)    Of the 53.3 million $DATA tokens, 6,176,470.588 $DATA tokens were acquired in conjunction with the PIPE for a total price of $21,000,000 with a 12 month restriction on transfer or sale.
There were no Token Treasury Segment activities prior to August 15, 2025. The following table represents a reconciliation of the fair values of the Company’s intangible digital assets:

Intangible Digital Assets	Fair Value
	$DATA Tokens	All Other
Balance - December 31, 2024	$—	$—
Additions (a)
PIPE Offering	128,819,949	—
Purchases	80,000,034	20,000
Staking Rewards	4,951,565	—
Dispositions
Sale of Staking Rewards	(2,890,396)	—
Sale of Purchased Intangible Digital Assets	(1,000,000)	—
Change in Fair Value of Intangible Digital Assets (b)	(118,189,929)	(10,020)
Balance -December 31, 2025	$91,691,223	$9,980
Additions (a)
Purchases	—	—
Staking Rewards	1,603,195	—
Dispositions	(3,629,664)	—
Reclassification of Covered Calls to Current Assets	(725,752)	—
Loss on Sale of Intangible Digital Assets	(30,529,901)	—
Change in Fair Value of Intangible Digital Assets (b)	(45,595,141)	(6,612)
Ending Balance - June 30, 2026	$12,813,960	$3,368
____________
(a)     Additions represent initial consideration received in 2025 as part of the August 15, 2026 PIPE offering, and purchases of, and staking rewards earned on, crypto assets held for investment. As of June 30, 2026 Per the Omnibus Amendment dated March 6, 2026, a total of 10.0 million tokens were restricted through August 2028; 3.0 million tokens are available for the Covered Call Program; and the remaining 32.8 million tokens were restricted and such restriction would not be lifted until after August 15, 2027. However, under the Company’s Covered Call Program, in the event $DATA tokens in that program are

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 6 — INTANGIBLE DIGITAL ASSETS (cont.)
liquidated per a specific covered call contract, the Company reserves the right to unstake long term locked $DATA tokens equal to that same number of liquidated $DATA tokens to reload for future covered calls such that up a total of 3 million $DATA tokens would be available for its Covered Call Program at any one time.
(b)     The Company measures gains and losses by each asset held. These include cumulative realized losses of $27,466,760 and $0 and realized gains of $0 and $0 for the three months ended June 30, 2026 and 2025, respectively; and realized losses of $30,531,663 and $0 and realized gains of $1,762 and $0 or the six months ended June 30, 2026 and 2025, respectively.
The Company from time to time also holds stablecoins, primarily USDC, which are designed to maintain a value pegged to the U.S. dollar. These holdings are presented within other current assets on the condensed consolidated balance sheets. Because stablecoins do not meet the definition of cash or cash equivalents under ASC 305, cash and cash equivalents, they are accounted for as financial instruments and measured at fair value under ASC 820, with changes recognized in net income. The Company monitors liquidity, counterparty risk, and regulatory developments related to these holdings on an ongoing basis. As of June 30, 2026 and December 31, 2025, the Company held 397 and 0 USDC, respectively.
Sale of Covered Call Contracts on Intangible Digital Assets — On January 6, 2026, the Board approved using 3 million of unlocked $DATA tokens for covered call transactions, and the Company began entering into such covered call transactions. On March 4, 2026, the Board increased the authorization for the number of $DATA tokens allowed to be use under the Covered Call Program to 6 million.
The covered call contracts were written to generate additional income from existing holdings while retaining potential for capital appreciation up to the strike price. Each contract granted the counterparty the right, but not the obligation, to purchase the specified quantity of $DATA tokens at a predetermined strike price on or before the contract’s expiration date.
Premiums received from the sale of these options totaled $140,288 and $417,682 during the three and six months ended June 30, 2026, respectively, of which $162,718 and $402,990 was recognized as crypto and related revenue for covered call contracts that expired without exercise, and $14,692 was recognized as a liability as of June 30, 2026 until subsequent expiration or settlement of the respective covered call contracts. If any of the covered call contracts had been exercised, the carrying amount of the underlying digital asset and the option liability would have been derecognized, and any resulting gain or loss would be recognized in crypto and related revenue. Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the Company’s contract Chief Investment Officer. That fee totalled $9,703 and $27,724 for the three and six months ended June 30, 2026, respectively, and was recorded in cost of crypto and related revenue.
As of June 30, 2026, the Company had outstanding covered call contracts covering 2,456,000 $DATA tokens, with a weighted average strike price of $0.3073 per $DATA token, a weighted average remaining contractual term of 10.96 days, and a fair value of outstanding option liabilities of $754,678. During the three and six months ended June 30, 2026, respectively, the Company wrote covered call contracts covering an aggregate of 7,912,000 and 14,412,000 $DATA tokens with a weighted average strike price of $0.4519 and $0.7382 per $DATA token, all with terms of 30 days.
Sale of Intangible Digital Assets (1 million $DATA Tokens) — In March 2026, the Board approved selling up to 1,000,000 $DATA tokens and using the proceeds there from for operations, and the Company sold the $DATA tokens at an average price of $0.798 for cash proceeds of $798,450 before deducting any fees or commissions on any such sales.
Sale of Restricted $DATA Tokens to The DATA Foundation - In May 2026, the Company sold to The DATA Foundation 5,000,000 $DATA tokens that had significant restrictions on future sales into the market for a period longer than one year. The Company received $459,135 USDC for the sale of these tokens, at a loss on sale of intangible digital assets of $16,540,865, for the quarter ended June 30, 2026.
Liquidation of $DATA Tokens under the Covered Call Program - In June 2026,1,000,000 $DATA tokens were liquidated under the Company’s Covered Call Program via the strike price under the contract covering those tokens. The Company received $405,000 USDC upon the liquidation of these tokens, at a loss on sale of intangible digital assets of $6,053,635, for the quarter ended June 30, 2026. Following this 1,000,000 separate $DATA tokens were unstaked from the validator to fully reload the Covered Call Program.

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
On April 10, 2026, the Company’s stockholders approved an amendment to the Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 1:3 to 1:20, without reducing the authorized number of shares of common stock or changing the par value per share of the common stock, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split, without further approval or authorization of the Company’s stockholders. On April 17, 2026, the Board approved, and on April 23, 2026, the Company effected, a 1-for-20 reverse stock split. All share and per share numbers included in these financial statements as of and for all periods presented also reflect the effect of that stock split unless otherwise noted.
Share Repurchase Program — On February 19, 2026, the Company announced the Board has authorized a share repurchase program whereby the Company may buy back up to 50,000 of our outstanding shares of common stock through December 31, 2026. As of June 30, 2026, the Company had 721,578 shares of common stock outstanding. Assuming the full execution of buying back 50,000 shares, this would constitute an approximately 6.93% reduction in the number of outstanding shares of common stock. The Company may acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms that management determines to be advisable. As of June 30, 2026, the Company repurchased no shares of common stock under the share repurchase program.
Common stock — As of June 30, 2026, the Company had 721,578 shares of common stock issued and outstanding. During the three and six months ended June 30, 2026 and year ended December 31, 2025, respectively, 201,670, 227,606 and 400,505 warrants to purchase common stock were exercised, and no shares of common stock were repurchased.
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
Upon the closing of the Company’s initial public offering (which occurred on November 25, 2024), the 2024 Plan became effective, authorizing the issuance of the up to 12,500 shares of common stock. At the September 18, 2025 special meeting, the Company’s stockholders also approved an amendment to the 2024 Plan to increase the shares available for issuance under the 2024 Plan from 12,500 shares to 87,500 shares. At the June 25, 2026 annual meeting, the Company’s stockholders approved an an amendment to the 2024 Plan, as amended, to increase the number of shares authorized for issuance under the 2024 Plan from 87,500 up to 500,000 shares As of June 30, 2026, the Company had made grants of 47,087 shares of common stock under the 2024 Plan.
On February 17, 2026, the Company filed a Third Amended and Restated Certificate of Incorporation, as subsequently amended, to change the name of the Company from Heritage Distilling Holding Company, Inc. to IP Strategy Holdings, Inc., effective as of February 18, 2026.
At the April 10, 2026 special meeting, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation. The Board later effectuated the amendment via a First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation filed on April 21, 2026 to effectuate a 1-for-20 reverse stock split, effective April 23, 2026.
Prepaid, Pre-Funded, and Common Warrants to Purchase Common Stock — In 2024 and prior, certain holders of shares of common stock agreed to exchange shares of their common stock into a like number of prepaid warrants (the “2024 Prepaid Warrants”). Additionally, certain holders of convertible notes agreed to convert certain convertible notes into prepaid warrants. Certain 2024 Prepaid Warrants were also then exercised in exchange for common stock in 2024. Such 2024 Prepaid Warrants were eligible for exercise without the payment of additional consideration at any time that the respective holder beneficially owns a number of shares of common stock that is less than 9.99% of the Company’s outstanding shares of common stock for a number of shares that would cause the holder to beneficially own 9.99% of the Company’s outstanding shares of common stock, and having no expiration date. As of June 30, 2026, none of the 2024 Prepaid Warrants remained outstanding.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding 2024 Prepaid Warrants, Pre-Funded Warrants (See Note 6 - Intangible Digital Assets), and Common Warrants (See Note 1 - Description of Operations and Basis of Presentation - Initial Public Offering) as of June 30, 2026 and December 31, 2025:

	2024 Prepaid Warrants	Pre-Funded Warrants	Common Warrants
Balance December 31, 2024	9,679	—	955
Issuance of Pre-Funded Warrants in PIPE Offerings	—	925,947	—
Exercise of Pre-Funded Warrants in Exchange for Common Stock	—	(359,041)	—
Prepaid Warrants Issued with Series B Preferred Stock	819	—	—
Exercise of Prepaid Warrants in Exchange for Common Stock	(7,929)	—	(955)
Exchange of Prepaid Warrants for Series B Preferred Stock	(2,569)	—	—
Balance December 31, 2025	—	566,906	—
Exercise of Pre-Funded Warrants in Exchange for Common Stock	—	(43,125)	—
Effect of Reverse Split	—	(2)	—
Balance June 30, 2026	—	523,779	—
In addition to the 2024 Prepaid Warrants and Common Warrants in the table above, 298 warrants to purchase common stock at $4.00 per share were issued in connection with the initial aggregate $250,000 of non-ELOC Investor Series B preferred stock subscriptions (see Preferred Stock - Series B below).
In the six months ended June 30, 2026, 43,125 Pre-Funded Warrants were exercised for common stock, leaving 523,779 Pre-Funded Warrants remaining outstanding.
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
Subsequent to June 30, 2026, through [October [XX], 2026], no Pre-Funded Warrants were exercised.
Stock options — HDC’s 2018 Equity Incentive Plan was approved by the HDC Board of Directors and its shareholders in March 2018. On April 27, 2019, in anticipation of the Company’s reorganization on May 1, 2019, the Company’s Board and its sole stockholder approved the 2019 Plan to succeed HDC’s 2018 Equity Incentive Plan.
The 2024 Plan allows for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until November 2034).
The 2019 Plan allows for the grant of ISOs, NQSOs, SARs, restricted stock, RSU awards, performance shares, and performance units to eligible participants for ten (10) years (until April 2029). The cost of awards under the 2019 Plan generally is based on the fair value of the award on its grant date. The maximum number of shares that may be utilized for awards under the 2019 Plan as of June 30, 2026 was 641.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following sets forth the outstanding ISOs and related activity for the six months ended June 30, 2026:

Options Outstanding	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3	$63,156	0.42 years	$0.00
Exercisable at December 31, 2025	3	$63,156	0.42 years	$0.00
Remaining unvested at December 31, 2025	0	$63,156
Forfeited	0	$63,156
Expired	3	$63,156
Outstanding at June 30, 2026	—	$63,156	0	$0.00
Exercisable at June 30, 2026	—	$63,156		$0.00
Remaining unvested at June 30, 2026	0	$63,156
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
There were no grants of stock options in the six months ended June 30, 2026 and the year ended December 31, 2025. As of June 30, 2026, the Company had no outstanding ISOs.
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

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
The following table summarizes the RSU activity for the six months ended June 30, 2026 and 2025:

	Restricted Stock Units	Weighted Average Exercise Price Per Share
Vested and Outstanding at December 31, 2024	592	$4,372.33
Granted	6,318	496.00
Vested	(6,910)	840.00
Forfeited/Canceled/Expired	—	—
Vested and Outstanding at June 30, 2025	—	$—

Vested and Outstanding at December 31, 2025	25,860	$227.35
Granted	21,225	$21.05
Vested	(19,182)	$128.94
Forfeited/Canceled/Expired	—	$—
Unvested and Outstanding at June 30, 2026	27,903	$109.48
Vested and Outstanding at June 30, 2026	—	$—
Compensation expense for RSU awards is recognized upon meeting both the time-vesting condition and the triggering event condition.
The following table presents stock-based compensation expense included in the condensed consolidates statements of operations related to RSUs issued under the 2024 Plan:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of Revenue	$5,338	$121,107	$10,651	$121,107
Sales and Marketing	16,116	647,294	107,548	647,294
General and Administrative	1,306,095	2,359,406	2,152,259	2,359,406
Total Share-based Compensation	$1,327,549	$3,127,807	$2,270,458	$3,127,807
Equity-classified warrants — The Company estimates the fair values of equity warrants using the Black-Scholes option-pricing model on the date of issuance with Monte Carlo simulations to determine the probability of warrants being exercisable.
Contingent Legacy Shareholder Warrants — On October 30, 2024, the Company issued warrants to purchase common stock that became contingently exercisable upon the closing of an initial public offering (which occurred on November 25, 2024), at the price per share of the Company’s initial public offering (or $1,600 per share) to its common shareholders of record as of May 31, 2023 (the “Contingent Legacy Shareholder Warrants”), that will be exercisable, if at all, provided / contingent upon: if the warrant holder continuously holds the shares such holder owned on May 31, 2023 through the date the warrant is exercised; and if the common stock attains a specified volume weighted average price per share (“VWAP”) over a 10-trading-day period (the “10-Trading-Day VWAP”) before expiring:
•Tranche 1 - for up to 1,906 shares of common stock when the 10-Trading-Day VWAP of the common stock reaches 200% of the $1,600 per share initial public offering price (or $3,200 per share), and that will expire on the 24-month anniversary of the Company’s initial public offering (the “Tranche 1 Contingent Legacy Shareholder Warrants”);
•Tranche 2 - for up to 3,812 shares of common stock when the 10-Trading-Day VWAP of the common stock reaches 300% of the $1,600 per share initial public offering price (or $4,800 per share), and that will expire on the

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
42-month anniversary of the Company’s initial public offering (the “Tranche 2 Contingent Legacy Shareholder Warrants”); and
•Tranche 3 - for up to 4,765 shares of common stock when the 10-Trading-Day VWAP of the common stock reaches 500% of the $1,600 per share initial public offering price (or $8,000 per share), and that will expire on the 60-month anniversary of the Company’s initial public offering (the “Tranche 3 Contingent Legacy Shareholder Warrants”).
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
As of June 30, 2026, there were outstanding and exercisable: 1,185 Tranche 1 Contingent Legacy Shareholder Warrants; 2,460 Tranche 2 Contingent Legacy Shareholder Warrants; and 3,087 Tranche 3 Contingent Legacy Shareholder Warrants, with weighted-average remaining contractual terms of 1.33 years, 2.83 years, and 4.59 years, respectively.
Whiskey Note Shareholder Warrants — On April 1, 2025, the Company issued warrants with an expiration date of April 1, 2028 to purchase 2,210 shares of common stock with an exercise price of $1,600 per share to common shareholders of record who acquired their common stock through the exchange of Whiskey Notes and whose shares were subject to 100% lockup for 6 months post-IPO (the “Whiskey Note Shareholder Warrants”). Certain holders of the Whiskey Note Shareholder Warrants forfeited their warrants to purchase 763 shares of common stock, leaving warrants to purchase 1,445 shares of common stock remaining as of December 31, 2025. The Whiskey Note Shareholder Warrants will be exercisable if the warrant holder continuously holds all shares of common stock such holder owned on the date of the Company’s IPO through the date the warrant is exercised, and then only if the common stock attains a 10-Trading Day VWAP of $3,200 per share before expiring. The Company recorded the fair value of the Whiskey Note Shareholder Warrants of $152.90 in the three months ended September 30, 2025 based on a Black Scholes option pricing model and Monte Carlo simulation analysis.
Debtor Exchange Warrants — Between July 30, 2025 and August 14, 2025, the Company issued warrants with an expiration date of July 30, 2030 to purchase 12,694 shares of common stock with an exercise price of $4.00 per share and 1,125 shares of common stock with an exercise price of $48 per share to contractors pursuant to Debtor Exchange Agreements.
In the six months ended June 30, 2026, 1,753 Debtor Exchange Warrants at $4.00 per share were cashlessly exercised for 1,341 shares of common stock leaving 2,063 Debtor Exchange Warrants outstanding.
Series B Exchange Warrants — On August 8, 2025, the Company issued pre-funded warrants with an expiration date of August 8, 2030 to purchase 42,505 shares of common stock with an exercise price of $0.04 per share (the “Series B Exchange Warrants”) in exchange for shares of Series B preferred stock pursuant to an Exchange Subscription Agreement dated July 30, 2025. The Series B Exchange Warrants vest pursuant to the following schedule:
•Tranche 1 - for up to 22,371 shares of common stock at the earlier of 3-months from the issue date or when the closing price of the common stock equals or exceeds $600 per share; and
•Tranche 2 - for up to 20,134 shares of common stock at the earlier of 6-months from the issue date or when the closing price of the common stock equals or exceeds $800 per share.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 7 — STOCKHOLDERS’ EQUITY / (DEFICIT) (cont.)
In the six months ended June 30, 2026, 19,045 Series B Exchange Warrants at $0.04 per share were cashlessly exercised for 18,992 shares of common stock, leaving 2,263 Tranche 1 warrants outstanding and 2,036 Tranche 2 warrants outstanding.
Advisor Warrants — On August 10, 2025, the Company issued pre-funded warrants with an expiration date of August 10, 2030 to purchase 43,750 shares of common stock with an exercise price of $4.00 per share (the “Advisor Warrants”) in connection with various Advisor/Consulting Agreements dated between June 19, 2025 and August 10, 2025. The Advisor Warrants vested or will vest pursuant to the following schedule:
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
In the six months ended June 30, 2026, certain Advisor Warrants totalling 4,125 shares were cashlessly exercised at $4.00 per share for 2,799 of common stock, leaving 7,187 Tranche 2 warrants outstanding and 9,625 Tranche 3 warrants outstanding.
Subsequent to June 30, 2026, through October 23, 2026, certain Advisor Warrants totalling 20,000 shares were cashlessly exercised at $4.00 per share for 14,923 shares of common stock, leaving 2,812 Tranche 1, 3,437 Tranche 2, 4,624 Tranche 3, and 5,625 Tranche 4 warrants outstanding.
Pre-Funded Warrants — see Note 6 - Intangible Digital Assets.
Other equity classified warrants — During the six months ended June 30, 2026, the Company issued no warrants. During the three months ended June 30, 2026, 4,137 shares of an investor’s common stock was exchanged for prepaid warrants that are exercisable at $0.002 per share, of which, the investor assigned 4,137 to The DATA Foundation.
In addition to the Contingent Legacy Shareholder Warrants, Whiskey Note Shareholder Warrants, Debtor Exchange Warrants, Series B Exchange Warrants, Advisor Warrants, and Pre-Funded Warrants discussed above, during the year ended December 31, 2025, the Company issued additional warrants totaling 13,066, including: 2,130 warrants to purchase common stock at $4.00 per share issued in connection with the issuance of Series B preferred stock; 167 Commitment Warrants to purchase common stock at $4.00 per share issued in connection with the ELOC Agreement (that were exercised in February 2025); and 10,768 warrants to purchase common stock at $4.00 per share issued in connection with the PIPE transaction pursuant to that certain Placement Agency Agreement dated August 11, 2025 in connection with the PIPE transaction.
In the six months ended June 30, 2026, of the warrants issued in connection with the issuance of Series B preferred stock, 695 shares at $4.00 per share were cashlessly exercised for 356 common stock leaving 1,054 warrants outstanding and of the warrants issued in 2022 with a fixed exercise price of $6.00, 496,002 shares were cashlessly exercised for 160,992 shares of common stock leaving 412,332 warrants outstanding.
Subsequent to June 30, 2026, through October 23, 2026, of the warrants issued in 2022 with a fixed exercise price of $6.00, 412,332 shares were cashlessly exercised for 248,476 shares of common stock leaving no 2022 warrants outstanding and 208 warrants were issued in connection with a factoring agreement with a fixed exercise price of $6.00 that were cashlessly exercised for 129 shares of common stock leaving no warrants outstanding.

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
Deferred Compensation — Beginning in May 2023, certain senior level employees elected to defer a portion of their salary until such time as the Company completed a successful public registration of its stock (which occurred on November 25, 2024). Upon success of the Company's initial public offering, each employee was then to be paid their deferred salary plus a range of matching dollars in RSUs (under the new 2024 Plan noted above) for every $1 dollar of deferred salary. As of December 31, 2025, the Company had recorded $848,908 of such equity compensation as deferred payroll expense, which was included in accrued liabilities. Accordingly, as of June 30, 2025, upon the expiration of the 6 month post-IPO lockup period (in May 2025) the Company issued approximately $1,894,615 in equity compensation (in the form of 1,184 RSUs) in settlement of the deferred compensation. During the six months ended June 30, 2025, certain senior level employees elected to defer an additional $79,275 of their salary. As of December 31, 2025, the Company had a balance of $119,586 of deferred salary remaining to be paid. During the six months ended June 30, 2026, certain senior level employees elected to defer an additional portion of their salary, and the Company paid a portion of previously deferred salary, leaving a total balance of $184,394 remaining to be paid as of June 30, 2026. Subsequent to June 30, 2026, certain senior level employees deferred an additional $271,235 of salary, and in October 2026, $11,923 of previously deferred salary was paid.
NOTE 8 — LEASES
The Company has had operating leases for corporate offices, warehouses, distilleries, tasting rooms and certain equipment which have been accounted for using ASC Topic 842. The Company’s operating lease terms included periods under options to extend or terminate the operating lease when it was reasonably certain that the Company would exercise that option in the measurement of its operating lease ROU assets and liabilities. The Company considered contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as the physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the operating lease term. The Company generally used the base, non-cancelable lease term when determining the operating lease ROU assets and lease liabilities. The ROU asset is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment.
On October 23, 2025, the Company announced the Restructuring. As of December 31, 2025 the Company wrote off and expensed $3,392,744 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. (See Note 14 - Restructuring.) In January 2026, the barrels of whiskey previously stored in Oregon and Washington were moved to Kentucky and are being maintained under barrel storage contracts totalling approximately $1,500 per month.
In January 2025, the Company terminated one warehouse lease in Eugene, Oregon, moving from a 33,000 square feet to an approximately 8,000 square feet lease. The monthly expenses associated with the new lease were reduced from

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 8 — LEASES (cont.)
approximately $18,000 per month down to $7,700 per month. The new lease expires in January 2028, with an option for a three year extension. The Company is actively looking to terminate this lease early. The change in ROU assets and related liabilities both for the terminated lease and the new warehouse lease were recorded in the quarter ended March 31, 2025. The Company also negotiated the reduction of warehouse space of its largest warehouse effective September 15, 2025, reducing annualized expenses for that space by approximately two-thirds.
The following table presents the consolidated lease cost for amounts included in the measurement of lease liabilities for operating leases for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost:
Amortization of Right-of-Use Assets	$111,889	$105,070	$235,406	$200,727
Interest on Lease Liabilities	88,491	222,933	206,760	455,278
Operating lease cost	36,955	27,982	82,637	57,627
Total lease cost(1)	$237,335	$355,985	$524,803	$713,632
____________
(1)Included in “Cost of Revenue -Spirits Products”, “Sales and Marketing” and “General and Administrative “expenses in the accompanying condensed consolidated statements of operations.
The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated operating leases as of June 30, 2026 and 2025, respectively:

	June 30,
	2026	2025
Weighted-average remaining lease term – operating leases (in years)	4.8	5.8
Weighted-average discount rate – operating leases	22%	22%
The Company’s ROU assets and liabilities for operating leases were $1,890,135 and $1,951,795, respectively, as of June 30, 2026. The ROU assets and liabilities for operating leases were $2,125,540 and $2,167,012, respectively, as of December 31, 2025. The ROU assets for operating leases were included in “Operating Lease Right-of-Use Assets, net” in the accompanying condensed consolidated balance sheets. The liabilities for operating leases were included in the “Operating Lease Liabilities, Current” and “Operating Lease Liabilities, net of Current Portion” in the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities for the remainder of 2026 and the years through 2030 and thereafter are as follows:

Years Ending	Amounts
2026	$712,147
2027	838,417
2028	661,102
2029	638,080
2030	117,053
thereafter	—
Total lease payments	$2,966,799
Less: Interest	(1,015,004)
Total Lease Liabilities	$1,951,795

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s lease in Gig Harbor, Washington and its lease in Tumwater, Washington were both terminated as of October 16, 2026. The Company’s final production space lease in Eugene, Oregon is expected to be terminated in November 2026.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases — The Company has historically maintained operating leases for various facilities for retail, production and storage. As part of its move to an asset light enterprise it has been negotiating the exit from existing warehouse and production facility leases. As of October 16, 2026, the two largest warehouse and production facility leases were terminated or officially vacated, leaving just two smaller leases in place, which the Company is working to exit expeditiously. The termination of any remaining leases between October 2026 and December 31, 2026 will result in the write-off of related ROU assets and liabilities in the period ending December 31, 2026. (See Note 8 - Leases and Note 15 - Subsequent Events, for further information).
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
In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim. As of June 30, 2026 and December 31, 2025, the Company has not been subject to any pending litigation claims.
Management Fee — The Company is required to pay a monthly management fee to Summit Distillery, Inc., which is expected to terminate upon final disposition of the production lease tied to such agreement (See Note 11 - Related-Party Transactions).
Barrel Service Contracts — In January 2026, the barrels of whiskey previously stored in Oregon and Washington were moved to Kentucky and are being maintained under barrel storage contracts totalling approximately $1,500 per month.
NOTE 10 — RETIREMENT PLANS
The Company sponsors a traditional 401(k), Roth 401(k) and profit-sharing plan, in which all eligible employees may participate after completing three months of employment. No contributions have been made by the Company during the six months ended June 30, 2026 and 2025.
NOTE 11 — RELATED-PARTY TRANSACTIONS
Management Agreement — On October 6, 2014, the Company entered into a management agreement with Summit Distillery, Inc., an Oregon corporation, to open a new Heritage Distilling Company location in Eugene, Oregon. The Company engaged Summit Distillery, Inc. to manage the Eugene location for an annual management fee. The principals and sole owners of Summit Distillery, Inc., are also shareholders of the Company. For each of the three months ended

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 11 — RELATED-PARTY TRANSACTIONS (cont.)
June 30, 2026 and 2025, the Company expensed a management fee of $45,000, and for each of the six months ended June 30, 2026 and 2025, the Company expensed a management fee of $90,000 that was paid to Summit Distilling, Inc. The agreement is expected to terminate upon final disposition of the production lease tied to such agreement.
Commissions on the Covered Call Program — Revenue from covered call contracts is recorded in crypto and related revenue without giving effect to a fee of 7.5% of premiums earned that is due to the firm that employs the Company’s contract Chief Investment Officer. The 7.5% fee is recorded in crypto and related cost of revenue.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share of common stock:
Numerator:
Net Income / (Loss) for the period	$(15,447,060)	$(7,295,078)	$(82,192,049)	$(10,328,125)
Preferred stock dividend	(95,869)	(1,178,544)	(190,684)	(1,650,573)
Net Income / (Loss) for the period – basic	$(15,542,929)	$(8,473,622)	$(82,382,733)	$(11,978,698)
Denominator:
Weighted average number of shares of common stock - basic	1,168,984	27,501	1,209,784	25,837

Net Income / (Loss) per share of common stock - basic	$(13.30)	$(308.12)	$(68.10)	$(463.63)

Diluted earnings per share of common stock:
Numerator
Net Income / (Loss) for the period - basic	$(15,542,929)	$(8,473,622)	$(82,382,733)	$(11,978,698)
Net Income / (Loss) for the period - diluted	$(15,542,929)	$(8,473,622)	$(82,382,733)	$(11,978,698)
Denominator
Weighted average number of shares of common stock - diluted(1)	1,168,984	27,501	1,209,784	25,837

Net Income / (Loss) per share of common stock - diluted	$(13.30)	$(308.12)	$(68.10)	$(463.63)
____________
(1)Includes 581,542 and 924 prepaid warrants, as of June 30, 2026 and 2025, respectively
Diluted earnings / (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The following number of shares of common stock from the potential exercise or conversion of outstanding

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 12 — BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE (cont.)
potentially dilutive securities were excluded from the computation of diluted net income / (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	For the Three and Six Months Ended June 30,
	2026	2025
ISOs	—	6
RSU Awards	27,903	—
Equity-classified Warrants	414,294	7,356
Liability-classified Warrants	—	—
Legacy Warrants	6,732	8,599
Warrants issued with Preferred Stock (Series B)	1,054	2,130
Convertible Notes	—	—
Preferred Stock (Series A)	911,033	2,013
Preferred Stock (Series B)	—	51,842
Total	1,361,016	71,946
NOTE 13 — SEGMENT REPORTING
The Company is presenting two operating and reportable segments: one segment that manages the Company’s intangible digital asset treasury (the “IP Strategy, LLC Segment”); and one reportable segment that produces and sells alcohol beverages under various brands (the “Heritage Distilling Segment”). In the IP Strategy, LLC Segment, the Company’s $DATA token investments are maintained and managed to make a return on investment through validation and staking activities to generate revenue. In the Heritage Distilling Segment, all brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points and with similar profit margins.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for each segment based on revenue and gross profit, which are reported in the condensed consolidated statement of operations. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The accounting policies for segment reporting are the same as for the Company’s condensed consolidated financial statements. As the Company continues its operations of the $DATA treasury strategy, it may provide additional data points to the CODM to assist with decision making that will be evaluated for inclusion in the Company's reportable segment disclosure.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 13 — SEGMENT REPORTING (cont.)
The following summarizes the Company’s operations by segment for the three and six months ended June 30, 2026 and 2025. There were no IP Strategy, LLC Segment activities prior to August 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Crypto and Related Segment
Revenue(a)	$553,681	$—	$2,006,184	$—
Cost of Revenue	134,475	—	276,998	—
Gross Profit	419,206	—	1,729,186	—

Spirits Business Segment
Revenue(b)	$182,609	$1,321,822	$442,331	$2,413,805
Cost of Revenue	192,913	1,094,734	593,536	1,914,832
Gross Profit	(10,304)	227,088	(151,205)	498,973

Total Revenue	$736,290	$1,321,822	$2,448,515	$2,413,805
Cost of Revenue	327,388	1,094,734	870,534	1,914,832
Gross Profit	$408,902	$227,088	$1,577,981	$498,973
____________
(a) Represented as Crypto and Related Revenue in the condensed consolidated statement of operations.
(b) Represented as Spirits Products Revenue and Spirits Services Revenue in the condensed consolidated statement of operations.
The CODM does not review disaggregated assets on a segment basis, and therefore, such information is not presented. As a result of the change in operating segments, the Company’s reporting units were reassessed, and it was determined that the Company would use the two operating segments as reporting units for purpose of evaluating goodwill for impairment. Since the IP Strategy, LLC Segment is a newly-created operating segment that did not have activities prior to August 2025, all goodwill was attributed to the Heritage Distilling Segment.
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
In addition to the $3,392,744 recorded as of December 31, 2025, during the three and six months ended June 30, 2026, the Company recorded additional expenses related to the Restructuring of $408,137 and $699,441, respectively, of future lease obligation, and personnel related expenses.
As of June 30, 2026 and December 31, 2025, the Company had recorded accrued liabilities related to the Restructuring of $0 and $501,134, respectively. As of December 31, 2025, the accrued liabilities related to the Restructuring were comprised primarily of: personnel wages, compensation and severance; professional fees; and other expenses that were paid subsequent to December 31, 2025.
NOTE 15 — SUBSEQUENT EVENTS
For its condensed consolidated financial statements as of June 30, 2026 and for the period then ended, the Company evaluated subsequent events through the date on which those condensed consolidated financial statements were issued.

IP Strategy Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 15 — SUBSEQUENT EVENTS (cont.)
Other than the items noted below and in Notes 7, 8, and 9, there were no subsequent events identified for disclosure as of the date the condensed consolidated financial statements were available to be issued.
Lease Terminations — The Company’s lease in Gig Harbor, Washington and its lease in Tumwater, Washington were both terminated as of October 16, 2026. The Company’s final production space lease in Eugene, Oregon is expected to be terminated in November 2026. The Company is working to also terminate a final small warehouse lease in Eugene, Oregon. Once these remaining leases are terminated, the Company expects to no longer enter into retail, production or warehouse leasing obligations on a go forward basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this filing. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section titled “Risk Factors” and elsewhere in this filing. Unless the context otherwise requires, for the purposes of this section, “IP Strategy,” “we,” “us,” “our,” or the “Company” refer to IP Strategy Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, including its principal operating subsidiary, Heritage Distilling Company, Inc., a Washington corporation (“Heritage,” “Heritage Distilling” or “HDC”), Thinking Tree Spirits, Inc., an Oregon corporation, and IP Strategy, LLC, a Nevada limited liability company.
Business Overview
In connection with the development of our cryptocurrency treasury reserve policy, on August 15, 2025, we completed a $223.8 million private investment in public equity (“PIPE”) transaction wherein we acquired 53.2 million $DATA2 tokens in our digital asset treasury. Details of the PIPE transaction are summarized below. The $DATA token is the native cryptocurrency of the DATA Network, running on the DATA layer 1 blockchain. The $DATA protocol and related $DATA tokens can be used to pay for computational services on the DATA Network, to mint or manage digital rights objects, or to transfer value in network-native transactions. These tokens can also be exchanged for fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions using decentralized trading protocols. As part of our treasury reserve strategy, we set up a validator business as a reporting segment to generate ongoing recurring revenue from activities associated with such validation efforts. In addition to our validator operations, we have been developing and implementing digital asset treasury management strategies intended to generate income from our $DATA token holdings while maintaining significant exposure to the underlying digital assets. These activities include our existing covered-call program and the evaluation of additional financial and commercial arrangements designed to generate recurring income, enhance treasury flexibility and support the long-term development of our cryptocurrency and related business segment.
In our spirits segment we produce, market and sell super premium whiskeys and premium flavored whiskeys. We believe we have developed differentiated products that are responsive to consumer desires for rewarding and novel taste experiences. We sell our spirits products through our direct-to-consumer (“DtC”) channel, via wholesale distributors and through TBN partners.
Our Crypto and Related Business
In August 2025, we determined to focus our growing cryptocurrency efforts on the native cryptocurrency of the DATA Network referred to as $DATA tokens. As part of this business segment, we established a new validator business related to $DATA tokens, staking 43.5 million of the 53.2 million $DATA tokens we secured in the August 15, 2025 PIPE transaction. To become a network validator, a holder of $DATA tokens is required to put up or “stake” $DATA tokens as collateral (like a security deposit) that shows the DATA Network that it has “skin in the game.” A cryptocurrency validator is like a digital “notary” or “referee” in a blockchain network. Its job is to check that transactions on the network are real and follow the network rules. Validators are randomly selected to propose a new block of transactions to be added to the blockchain. When a participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant also can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in the same cryptocurrency that is evidenced by the blockchain. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the blockchain automatically issues cryptocurrency as rewards to validators who successfully propose a block. In addition to our validator operations, we began generating income from the sale of covered-call contracts in January 2026 as part of our broader digital asset treasury management strategy. We continue to evaluate opportunities to expand these activities through additional option-based strategies, structured financial arrangements, digital asset lending and other market-based opportunities that may allow us to generate income from our $DATA token holdings while maintaining substantial exposure to the DATA ecosystem. In October 2026, The DATA Foundation announced plans to migrate the DATA Network to the Sui blockchain, which is expected to
2 On June 25, 2026, the Story Foundation rebranded as The DATA Foundation, and migrated its $IP tokens to $DATA tokens at a 1:1 ratio. All $IP token references included herein as of and for all periods presented have been changed to $DATA token references to reflect the effect of that June 25, 2026 migration, unless otherwise noted.

result in the wind-down of all existing validator infrastructure. As the network evolves, we intend to evaluate alternative opportunities for generating income through our digital asset treasury activities and potential participation in new network-related services. The availability, timing and economic benefits of these opportunities will depend on market conditions, applicable contractual restrictions and the development of the DATA ecosystem, and there can be no assurance that these activities will generate revenues comparable to those historically generated by our validator operations.
Our Spirits Business
Our spirits business operates in the craft segment of the approximately $288 billion global spirits market. Our growth strategy is centered on three primary initiatives. First, we are expanding higher-margin DtC sales through a compliant third-party platform that enables shipments to consumers in 46 states, representing approximately 96.8% of the U.S. population, allowing us to build direct customer relationships and leverage consumer data to drive repeat purchases and targeted marketing. Second, we aim to increase wholesale volume through key national and regional accounts by using DtC brand-building efforts to support distributor partnerships and retail pull-through. Third, we are continuing to test our TBN model, under which tribal partners own and operate production and retail businesses using our brands, intellectual property and operational support in exchange for royalties on gross sales. We believe this regional production and distribution network has the potential to enhance brand localization, drives trial and awareness, and creates synergies with our wholesale channels as both footprints expand.
Key Factors Affecting Our Operating Results
Management believes that our performance and future success depend on many factors that present significant opportunities, but also pose challenges, including the following:
Pricing, Product Cost and Margins
Prior to August 2025, most of our revenue was generated by retail sales of our spirits in our retail tasting rooms (which we closed on December 31, 2025), wholesale spirits sold through distributors, and spirits sold through our e-commerce platform. Beginning in September 2025, we established a validator program to derive revenue from staking rewards tied to our $DATA token holdings, which has become the primary source of our revenue at margins exceeding approximately 85%. However, on October 12, 2026, the Sui Foundation and DATA Foundation announced that the DATA Network would migrate to the Sui blockchain and that the existing independent DATA blockchain would be retired. The announced migration is expected to eliminate the existing validator infrastructure through which we earn staking rewards. Accordingly, we expect our current validator-related revenue to terminate following completion of the migration, unless alternative revenue-generating arrangements are established. The timing of the migration and the resulting financial impact on our operations remain uncertain. Going forward, as we transition spirits production to third parties, we expect our expenses related to production, sales and marketing of our spirits brands to be mostly eliminated. Also, as we focus on the highest margin spirits brands while we shed high overhead real estate leases, equipment and depreciation expenses, we expect to see margins associated with our sprits brands to increase, particularly where we license our brands and recipes to third parties who pay us net license fees.
Cryptocurrency Validator Operations and Announced Transition to Sui
In September 2025, we completed testing and onboarding of a validator to stake a substantial portion of our $DATA token holdings and earn staking rewards. By mid-September 2025, we had completed onboarding the bulk of our tokens onto the validator, through which we began earning daily rewards in the form of additional $DATA tokens. These rewards have become the Company's primary source of revenue and have historically generated margins exceeding approximately 85%. We recognize income from validator activities in U.S. dollars based on the fair value of the $DATA tokens received at the time the rewards are earned, using applicable market pricing information. Recent developments involving the DATA Network, including changes to its underlying blockchain infrastructure, validator participation requirements, staking reward mechanisms and network governance, could adversely affect the Company's ability to continue operating its validator business, the amount and value of staking rewards earned, and the profitability of those operations prior to the anticipated termination of validator services in connection with the migration to Sui.
On October 12, 2026, the Sui Foundation and DATA Foundation announced a strategic transaction under which the DATA Network would migrate from its existing independent blockchain to a protocol operating natively on Sui. The announced migration contemplates retirement of the independent DATA blockchain and elimination of the existing validator infrastructure, including the infrastructure through which the Company currently earns staking rewards. Consequently, upon completion of the migration, we expect our current validator operations and associated revenue stream to terminate.

Although the DATA Foundation has indicated that opportunities may exist for certain infrastructure participants to provide sequencer or similar services under the new network architecture, the Company has not entered into any definitive agreement establishing its eligibility, compensation, responsibilities or right to participate in such activities. There can be no assurance that the Company will obtain a replacement infrastructure role or that any resulting revenue would equal or exceed the revenue currently generated through validator operations.
The timing of the migration, termination of existing validator activities and availability of any alternative revenue opportunities remain uncertain. The loss of our validator revenue without a corresponding replacement could materially adversely affect our future revenue, operating margins, cash flows and results of operations. Management also continues to evaluate new opportunities to expand operating lines and business segments to grow revenue and overall value for the enterprise while also reviewing options to add cash to the balance sheet to improve liquidity.
Key Components of Results of Operations
Net Revenues
Our validator business revenue is primarily generated through blockchain rewards from participation in proof-of-stake networks (“Staking Revenue”), where we validate or create blocks on the DATA Network using staking validators we control. In exchange for these validation services, we earn $DATA tokens, the native token of the DATA Network. Revenue is recognized at the point in time when a block is successfully created or validated and the related rewards are transferred to digital wallets we control. Each block validation represents a distinct performance obligation. We recognize blockchain rewards revenue (Staking Revenue) on a gross basis, as we act as principal of our contracts by providing the $DATA tokens required for staking. Blockchain rewards are recorded in crypto and related revenue on the condensed consolidated statements of operations. Revenue is measured based on the number of tokens received and their fair value at contract inception.
We also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026. The premium received from the sale of the call option is recognized as a component of crypto and related revenue in our condensed consolidated statement of operations. The premium is amortized to crypto and related revenue over the life of the option using the straight-line method. We record the option as a derivative liability on our condensed consolidated balance sheet at fair value, with changes in fair value recognized in crypto and related revenue until the option expires or is exercised. If the option is exercised, we settle the underlying security at the exercise price, and the premium is recognized as a reduction of the carrying amount of the $DATA token
Our spirits business net revenues consist primarily of the sale of spirits and services domestically in the United States. Customers consist primarily of wholesale distributors and direct consumers. Substantially all revenue is recognized from products transferred at a point in time when control is transferred, and contract performance obligations are met. Service revenue represents fees for distinct value-added services that we provide to third parties, including production, bottling, marketing, consulting and other services, including for the TBN, aimed at growing and improving brands and sales. Service revenue is recognized over the period in which the service is provided. On a go-forward basis, spirits revenue may also include addition licensing fees we earn by licensing out our brands or recipes to third parties to produce, market and sell.
Cost of Revenue
We recognize the staking and validator business cost of revenue in the same manner that the related revenue is recognized. Our cost of revenue consists of Amazon Web Services data center incidences that run the validator protocol and software, financial software to track each token earned and their value, consulting agreements related to managing the validator work, contracted computer programmers to insure validator uptime and the net rewards owed to third parties for which we perform validator services. Specifically, per the agreements of the layer 1 protocol, of the rewards derived from staking on behalf of third parties, we keep 5% of the rewards earned and pay 95% of the rewards to the third party token owners, and this 95% paid out to third parties is treated as an expense. Accounting rules require we book the full revenue associated with the total rewards earned and then deduct as a cost the 95% of the rewards payable to the third party token owners. This has the effect of increasing the total cost of revenue associated with staking and reducing our gross profits and gross margins accordingly.
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

Gross Profit and Gross Margin
Our gross profit for both our crypto and spirits business is the difference between our revenues and cost of revenue. Gross margin percentage is obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by several factors, including:
•Market conditions that may impact the market value of our investment in intangible digital assets ($DATA tokens);
•Market conditions that impact the market value of the blockchain rewards (staking revenue);
•Staking yields for work performed on the validator;
•The cost of third-party computer services that house our validator;
•The volume of tokens that we stake or commit to covered calls, and the terms of the related contracts;
•The volume of third-party tokens assigned to our validator;
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
•Our closure of our tasting rooms; and
•Our closure of our distillery operations and shift to third-party production.
We expect our gross profit and gross margin to fluctuate over time, depending on the factors described above.
Sales and Marketing
Sales and marketing expenses through June 30, 2026 consisted primarily of employee-related costs for individuals working in our sales and marketing departments and the executives to whom such employees report and the executives whose primary function was sales or marketing. The expenses included our personnel responsible for managing our e-commerce platform, wages, commissions and bonuses for our outside sales team members who market and sell our products to distributors and retail end users and the associated costs of such sales. Sales and marketing expenses also included the costs of social media, influencers, and other traditional marketing costs, costs related to trade shows and events and an allocated portion of overhead costs. With the closure of our retail tasting rooms as of December 31, 2025, all staffing, managerial, and sales and marketing expenses related to those operations were eliminated effective January 1, 2026.
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
As of June 30, 2026, we had outstanding restricted stock units (“RSUs”) that, upon vesting, will settle into an aggregate of 27,904 shares of common stock based upon the grant date fair value of $3,054,775.300. During the three and six months ended June 30, 2026, respectively, we granted 0 and 8,975 RSUs to officers and employees, and 2,250 and 12,250 RSUs to a consultant for investor relations support.

Interest Expense
Interest expenses include cash interest accrued on our secured debt, cash interest and non-cash interest paid or accrued on our notes payable, interest on leased equipment or assets, and costs and interest on credit cards.
Change in Fair Value of Intangible Digital Assets
Our intangible digital assets consist primarily of $DATA tokens in our digital treasury. These assets are remeasured to fair value at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, respectively, we recognized a fair value loss of approximately $11,662,000 and $76,132,000 driven by market fluctuations in the $DATA token. As of June 30, 2026, the fair value of intangible digital assets on our condensed consolidated balance sheet was approximately $12,818,000 using the closing price per $DATA token of $0.2955. As of December 31, 2025, the fair value of intangible digital assets on our condensed consolidated balance sheet was approximately $91,701,000 using the closing price per $DATA token of $1.719. We continue to hold substantially all $DATA tokens for investment and may stake them periodically.
Changes in Fair Value of Investment in Flavored Bourbon, LLC
As of June 30, 2026 and December 31, 2025, respectively, we had a 11.8% and 11.8% ownership interest in Flavored Bourbon, LLC, respectively. For the year ended December 31, 2025, we recorded an impairment charge of approximately $3,357,000 on our investment in Flavored Bourbon LLC.
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
Restructure Costs
On October 23, 2025, we announced that we would close our five owned and operated tasting rooms in Washington and Oregon effective December 31, 2025, along with the transition of our production from in-house production to third party contract producers beginning in the first quarter of 2026 (the “Restructuring”). As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. During the three and six months ended June 30, 2026, we recorded additional expenses related to the Restructuring of approximately $408,000 and $699,000, respectively, of future lease obligation, and personnel related expenses.
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

As of December 31, 2024, we had approximately $61.5 million of federal NOL carryforwards and approximately $192,000 of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, we generated additional federal NOLs of approximately $13.3 million and $32,000 of federal tax credit, resulting in total federal NOL carryforwards of approximately $74.8 million and federal tax credit approximately $224,000 as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize our NOLs and certain tax credits is limited on an annual basis.
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
The additional NOLs generated during 2025 of approximately $13.3 million may also be subject to the Section 382 limitation to the extent such losses are treated as pre-change attributes or otherwise limited under applicable tax rules. As a result, we expect that a portion of our NOL carryforwards, including those generated in 2025, will be usable only over an extended period of time in accordance with the applicable annual limitation amounts.
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
Transition of Story Foundation to The DATA Foundation
On June 25, 2026, the Story Foundation announced its transition and rebranding to The DATA Foundation, including the renaming of the Story Network as the DATA Network and the network's native $IP token as $DATA. In connection with the transition, The DATA Foundation stated that existing $IP tokens would migrate to $DATA on a one-for-one basis without requiring action by holders of native $IP tokens. The DATA Foundation described the transition as a strategic refocusing of the network toward infrastructure supporting artificial intelligence training data, including data sourcing, provenance, licensing, auditability and monetization. The DATA Foundation stated that the transition did not involve a change to the underlying blockchain network or technology.
The transition represents an evolution of the Story Foundation's prior focus on programmable intellectual property. According to The DATA Foundation, its experience developing applications across entertainment, creator tools, gaming and other intellectual-property categories led it to identify artificial intelligence training data as an area demonstrating significant demand for its technology. The DATA Foundation has accordingly positioned the DATA Network as infrastructure through which data may be sourced, processed, verified and licensed for use in artificial intelligence applications.
In connection with the June 25, 2026 transition, The DATA Foundation also introduced Trace, a public audit and verification platform designed to create verifiable records relating to the provenance, contributor consent, licensing and other information associated with data made available for artificial intelligence applications. Each contribution registered through the DATA Network is intended to generate a verifiable receipt that may be used to establish an audit trail relating to the underlying data without requiring the underlying data itself to be publicly disclosed.
KLED Integration, AI Training Data and Trace
Also on June 25, 2026, The DATA Foundation launched Trace, a public audit and verification platform designed to create verifiable on-chain records relating to the provenance, consent, licensing and payment history of data registered on the DATA Network. On the same date, The DATA Foundation announced an integration with KLED.ai (“KLED”), an opt-in marketplace through which individuals may contribute data for licensing and other use by artificial intelligence developers and other data purchasers. In connection with the integration, KLED began onboarding a pool of more than 1.5 billion user-contributed records to the DATA Network. The 1.5 billion figure represents records uploaded to or available through KLED and being onboarded to the DATA ecosystem and should not be interpreted as the number of records that had completed registration on-chain as of June 25, 2026.
The DATA Foundation also invested $3 million in KLED on June 25, 2026. KLED reported that the investment increased its total funding to approximately $14 million. In connection with the relationship, Avi Patel, KLED's founder and Chief Executive Officer, joined The DATA Foundation as Chief Data Officer in an advisory capacity while continuing to lead KLED. The DATA Foundation stated that the relationship is intended to combine KLED's data-sourcing marketplace with the DATA Network's audit and licensing infrastructure.

The DATA Foundation currently reports that KLED has received more than 1.5 billion records uploaded by individual contributors and is receiving more than five million additional uploads per day. Under the integration, KLED's contributor receipts, consent and policy records, provenance information and other audit information may be recorded and verified through Trace and the DATA Network.
The DATA Foundation has described KLED as a significant source of data for the DATA Network and as part of a broader ecosystem of applications intended to address the sourcing, processing, verification and licensing of artificial intelligence training data.
Registration Activity Through June 30, 2026
Following the June 25, 2026 transition and commencement of the KLED integration, registration activity on the DATA Network increased. According to DATA Foundation updates reported following quarter end, more than 10 million records had been registered on the DATA Network as of June 30, 2026.
Management believes that registration activity is a relevant indicator of utilization of the DATA Network because a registration represents the creation of a verifiable receipt associated with a data contribution or record. Registration counts should not, however, be interpreted as equivalent to revenue, unique data assets, customers or completed commercial licensing transactions, and historical registration activity may not be indicative of future network utilization.
Subsequent Network Growth
Following June 30, 2026, The DATA Foundation reported continued growth in DATA Network activity. On July 24, 2026, the DATA Network surpassed 100 million cumulative on-chain data registrations. The DATA Foundation has stated that registration count is an operating metric it uses to evaluate utilization of the network because registrations represent use of the network for the creation of verifiable records relating to data provenance, contributor information and related rights and licensing information.
As of October 13, 2026, The DATA Foundation's publicly-available network reporting indicated approximately 277 million receipts recorded on the protocol, approximately 532,000 contributors and approximately 390 terabytes of data audited through the network. These figures represent growth from the more than 10 million registrations reported as of June 30, 2026 and the more than 100 million cumulative registrations reported on July 24, 2026.
The 277 million receipts reported as of October 13, 2026 should be distinguished from the more than 1.5 billion records reported as uploaded to KLED. The latter represents the broader pool of records uploaded or available for onboarding through KLED, while the receipt count represents records for which a receipt had been recorded on the DATA protocol as of the applicable measurement date.
The DATA Foundation's publicly available information also indicated as of October 13, 2026 that KLED had more than 1.5 billion records uploaded by contributors and was receiving more than five million new uploads per day. The difference between uploaded records and protocol receipts indicates that a substantial inventory of uploaded data remained available for potential processing or registration on the DATA Network. There can be no assurance as to the timing or extent to which uploaded records will ultimately be registered, licensed or otherwise generate economic activity on the network.
Trace serves as the DATA Network's public audit layer and is designed to provide records relating to provenance, contributor consent, applicable policy terms and other information associated with contributed data. The DATA Foundation has positioned Trace, together with KLED and other applications operating on the DATA Network, as infrastructure intended to enable developers, data purchasers and other parties to evaluate and verify rights and provenance associated with data intended for artificial intelligence applications.
The commercial adoption, utilization and financial impact of the DATA Network, Trace, KLED and related applications remain subject to development, execution, market-adoption and other risks. Registration volume, contributor counts, data volume and other operating metrics are reported by The DATA Foundation and other ecosystem participants and should not be interpreted as an indication or guarantee of future revenue, network activity, token value or financial performance.
On October 12, 2026, The DATA Foundation announced a strategic transaction pursuant to which the Sui Foundation committed to invest approximately $30 million in the DATA Network, becoming its largest institutional stakeholder. In connection with the transaction, The DATA Foundation announced plans to migrate the DATA Network to the Sui blockchain and discontinue operation of its independent Layer 1 blockchain and associated validator infrastructure. The Company currently holds $DATA tokens as part of its digital asset treasury and participates in the network as a validator.
$IP tokens migrated to $DATA tokens on a one-for-one basis as of October 9, 2026 with no other change to existing token supply. It was announced by The DATA Foundation that vesting schedules and lockup restrictions were expected to be preserved, but no details were yet supplied. The DATA Foundation also noted that at some point yet to be determined after migration it is expected there will no longer be a need for third party validators, which would necessarily negate the need for validation services provided by the Company, although it noted opportunities may exist to participate in a sequencer or similar infrastructure role under the new network architecture. The timing, requirements, and economic benefits of any such role have not yet been determined.
The Company continues to evaluate the potential effects of the transaction and planned migration on its digital asset holdings and network activities. As of the date of this filing, the ultimate financial and operational impacts of the transaction and migration remain uncertain.
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
Comparison of the Results of Operations for the Three Months Ended June 30, 2026 and 2025
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between aggregating the individually rounded component numbers and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025	Change
REVENUE
Crypto and Related	$554,000	$—	$554,000
Spirits Products	166,000	1,060,000	(894,000)
Spirits Services	16,000	261,000	(245,000)
Total Net Revenues	736,000	1,322,000	(586,000)

COST OF REVENUE
Crypto and Related	134,000	—	134,000
Spirits Products	193,000	1,083,000	(890,000)
Spirits Services	—	12,000	(12,000)
Total Cost of Revenue	327,000	1,095,000	(767,000)
Gross Profit	409,000	227,000	182,000

OPERATING EXPENSES
Sales and Marketing	324,000	1,972,000	(1,647,000)
General and Administrative	3,253,000	4,904,000	(1,651,000)
Change in Fair Value of Intangible Digital Assets	11,662,000	—	11,662,000
Total Operating Expenses	15,240,000	6,876,000	8,364,000

OTHER INCOME / (EXPENSE)
Interest Expense	(15,000)	(595,000)	580,000
Restructure Costs Post-Close	(408,000)	—	(408,000)
Other Income / (Expense)	(192,000)	(48,000)	(145,000)
Total Other Income / (Expense)	(615,000)	(643,000)	28,000
Income / (Loss) Before Income Taxes	(15,446,000)	(7,292,000)	(8,154,000)
Income Taxes	(1,000)	(3,000)	2,000
Net Income / (Loss)	$(15,447,000)	$(7,295,000)	$(8,152,000)

Net Income / (Loss) Per Share, Basic	$(13.30)	$(308.12)	$294.82

Weighted Average Common Shares Outstanding, Basic	1,168,984	27,501	1,141,483

Net Income / (Loss) Per Share, Diluted	$(13.30)	$(308.12)	$294.82

Weighted Average Common Shares Outstanding, Diluted	1,168,984	27,501	1,141,483

Cost of revenue of approximately $327,000 and $1,095,000, and operating expenses of approximately $15,240,000 and $6,876,000 for the three months ended June 30, 2026 and 2025, respectively, included non-cash share-based compensation for employees (personnel) and consultants of approximately $772,000 and $3,127,000, respectively, as follows:

	Three Months Ended June 30, (rounded to $000’s)
Non-Cash Share-Based Compensation	2026	2025	Change
Production / Cost of Revenue	$5,000	$121,000	$(116,000)
Sales and Marketing	16,000	647,000	(631,000)
General and Administrative - Director Fees	—	337,000	(337,000)
General and Administrative	750,000	1,810,000	(1,060,000)
Subtotal Employee Compensation	772,000	2,915,000	(2,143,000)
Professional Fees (General and Administrative)	—	212,000	(212,000)
Total Non-Cash Share-Based Compensation	$772,000	$3,127,000	$(2,355,000)
Cost of revenue, sales and marketing, and general administrative expense, net of non-cash share-based compensation was as follows:

	Three Months Ended June 30, 2026 (rounded to $000’s)			Three Months Ended June 30, 2025 (rounded to $000’s)
Expenses Net of Non-Cash Share-Based Compensation	Cost of Revenue	Sales and Marketing	General and Administrative	Cost of Revenue	Sales and Marketing	General and Administrative
Total Expense	$327,000	$324,000	$3,253,000	$1,095,000	$1,972,000	$4,904,000
Less: Non-Cash Share-Based Compensation	(5,000)	(16,000)	(750,000)	(121,000)	(647,000)	(2,359,000)
Total Expense, net of Non-Cash Share-Based Compensation	$322,000	$308,000	$2,503,000	$974,000	$1,325,000	$2,546,000
Net Revenues - Crypto and Related Business

	Three Months Ended June 30, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Staking Revenue	391,000	—	391,000
Covered Call Contracts	163,000	—	163,000
	$554,000	$—	$554,000
Net revenues were approximately $554,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $554,000, or 100%, period over period. There were no comparable revenues in the three months ended June 30, 2025 as we began recognizing staking and validator revenues on September 18, 2025 and revenue from sale of covered call contracts in January of 2026. For the three months ended June 30, 2026, substantially all crypto and related validator business revenue was related to self-staking. Net revenues in this segment include all revenues we realize from staking our own tokens and all revenue from the staking of tokens owned by third parties before paying out 95% of the rewards owed to those third party token owners. Of the approximately [$391,000] in Staking Revenue for the three months ended June 30, 2026 [$371,000] was derived from our own staking rewards and approximately [$20,000] was the total realized from staking rewards for tokens owned by third parties, 95% of which, or approximately [$19,000], were paid to the third party token owners and is included in cost of revenue.
Of the total validator business revenues related to cryptocurrency, we drive operational revenues in two ways: 1) self-staking (tokens we own being staked on our own validator); and 2) staking of third-party tokens. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that we control. Validator services were tested in early September and were fully functional as of September 18, 2025, meaning the revenue from this activity was only active for the fourth quarter of 2025, and approximately two weeks of the twelve weeks of the third quarter of 2025. In addition to staking revenue, we also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026 and totaled approximately $163,000 in covered call premiums for the three months ended June 30, 2026.
Cost of Revenue — Crypto and Related Business
Cost of revenue was approximately $134,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $134,000 from $0 period over period. Cost of revenue consisted primarily of: technology platform expenses; external engineering support; consulting services for managing our crypto assets and investment strategies; blockchain transaction fees and blockchain rewards payable to third party delegators related to crypto operating activities; and commissions paid on covered call contracts. Of the blockchain rewards payable to third parties, they are derived from staking on behalf of third parties, for which we keep 5% of the rewards earned and pay 95% of the rewards to the third party token owners. Accounting rules require we book the full revenue associated with the total rewards earned and then deduct as a cost the 95% of the rewards payable to the third party token owners, which has the effect of increasing the total cost of revenue associated with staking and reducing our gross profits and gross margins accordingly. Cost of revenue associated with the 95% of staking rewards owed to third parties was approximately $19,000 of the $119,000 total cost of revenue noted in the table below. There was no comparable cost of revenue in the three months ended June 30, 2025 as we began recognizing revenues from staking and validator activities and covered call contracts; and incurring related cost of revenue once our validator services was operational on September 18, 2025 and we began entering into covered call contracts in January 2026.

	Three Months Ended June 30, (rounded to $000’s)
Cost of Revenue - Crypto and Related	2026	2025	Change
Staking Costs	119,000	—	119,000
Covered Call Contract Commissions	16,000	—	16,000
	$134,000	$—	$134,000
Gross Profit — Crypto and Related Business
Gross profit was approximately $419,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, an increase of approximately $419,000, or 100%, period over period, and included:

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Profit - Crypto and Related	2026	2025	Change
Staking Gross Profit	272,000	—	272,000
Covered Call Contracts	147,000	—	147,000
	$419,000	$—	$419,000
It is important to note that there were no comparable cost of revenue in the three months ended June 30, 2025 as we began recognizing staking and validator revenues and incurring related cost of revenue upon beginning our validator service on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers were as follows for the three months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Change
Total Gross Margin - Crypto and Related	2026	2025
Staking Profit	69.6%	—%	69.6%
Covered Call Profit	90.4%	—%	90.4%
	75.7%	—%	75.7%
Gross margin was approximately 75.7% and 0% for the three months ended June 30, 2026 and 2025, respectively, based upon total net revenues of approximately $554,000 and $0, respectively. As noted above in Cost of Revenue, of the rewards earned for staking third party tokens, 95% is paid out to those third parties, with the net of 5% being recognized by

us. This high cost inflates the overall cost of revenue and reduces our overall gross profit and gross margins. Excluding these third party expenses the cost of operating the validator and earning our own rewards is relatively fixed, consisting primarily of the party consulting services to run the validator and the modest monthly expenses associated with the web service hosting the validator. Because we earn a fairly steady number of tokens in any given period of time from validator services, and because the costa of earning the tokens are relatively fixed, the biggest driver of gross profit and resulting gross margin is the market price of the token itself. The higher the token price the great the gross profit and gross margin. At $1.00 per token the gross profit and gross margin would be much higher than if the token was valued at $0.30 when compared against the same fixed operating costs.
The Gross Profit numbers above were based on the total revenues for the three months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Staking Revenue	391,000	—	391,000
Covered Call Contracts	163,000	—	163,000
	$554,000	$—	$554,000
Net Revenues — Spirits Business

	Three Months Ended June 30, (rounded to $000’s)
Net Revenues — Spirits Business	2026	2025	Change
Products	$166,000	$1,060,000	$(894,000)
Services	16,000	261,000	(245,000)
	$182,000	$1,321,000	$(1,139,000)
Net revenues were approximately $182,000 and $1,321,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $1,139,000, or 86.2%, period over period.
The approximately $894,000 net decrease in product revenues, period over period, included:

	Three Months Ended June 30, (rounded to $000’s)
Product Revenues — Spirits Business	2026	2025	Change
Wholesale	$96,000	$457,000	$(361,000)
Retail	70,000	603,000	(533,000)
	$166,000	$1,060,000	$(894,000)
The approximately $361,000 decrease in wholesale product revenues was primarily the result of halting production of a selection of lower margin products and the timing of orders through the wholesale channel moving between quarters.
The approximately $533,000 decrease in retail revenues was primarily a result of having closed all of our retail tasting rooms as of December 31, 2025, with no retail revenue being generated in the period ending March 31, 2026.
The approximately $245,000 decrease in net services revenue period over period included:

	Three Months Ended June 30, (rounded to $000’s)
Services Revenue — Spirits Business	2026	2025	Change
Third Party	$2,000	$8,000	$(6,000)
Retail	—	247,000	(247,000)
Consulting and Other	14,000	6,000	8,000
	$16,000	$261,000	$(245,000)

Net services revenue decreased by approximately $245,000 period over period, driven by an approximately $247,000 decrease in retail services having closed all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the three months ended June 30, 2026.
Cost of Revenue — Spirits Business
Cost of revenue was approximately $193,000 and $1,095,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $902,000, or 82.4%, period over period. Cost of revenue for the three months ended June 30, 2026 and 2025, respectively, included approximately $5,000 and $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized for production employees.

	Three Months Ended June 30, (rounded to $000’s)
Cost of Revenue - Spirits Business	2026	2025	Change
Products	$193,000	$1,083,000	$(890,000)
Services	—	12,000	(12,000)
	$193,000	$1,095,000	$(902,000)
The approximately $902,000 decrease in net spirits business cost of revenue period over period included: a decrease in product cost of approximately $890,000 to approximately $193,000 for the three months ended June 30, 2026, from approximately $1,083,000 for the three months ended June 30, 2025, and a decrease in unabsorbed overhead of approximately $497,000 to approximately $110,000 as of June 30, 2026 from approximately $607,000 as of June 30, 2025. The approximately $890,000 decrease in products costs was driven largely by the closure of all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the period ending June 30, 2026 and the exiting of certain low margin spirits SKUs in wholesale.
Services cost of revenue decreased by approximately $12,000 to approximately $0 for the three months ended June 30, 2026 from approximately $12,000 for the three months ended June 30, 2025 primarily resulting from us ending a low-margin third-party production contract for another brand and the wind down of barrel production for third parties.

	Three Months Ended June 30, (rounded to $000’s)
Components of Products Cost of Revenue - Spirits Business	2026	2025	Change
Product Cost (from inventory)	$83,000	$476,000	$(393,000)
Overhead - Unabsorbed	110,000	607,000	(497,000)
	$193,000	$1,083,000	$(890,000)

	Three Months Ended June 30, (rounded to $000’s)
Components of Products Cost of Revenue — Spirits Business	2026	2025	Change
Product Cost (from inventory)	43.2%	44.0%	(0.7)%
Overhead - Unabsorbed	56.8%	56.0%	0.7%
	100.0%	100.0%	—%
Unabsorbed overhead as a component of product cost of revenue of approximately 56.8% and 56.0% for the three months ended June 30, 2026 and 2025, respectively, has been a significant contributors to our overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. As we move to third party production in 2026 there will be a transitionary period where we still report Production Overhead costs carried against lower sales, leading to a higher percentage of costs during this period. Once we complete the transition of our final production lease and equipment disposition in 2026, we expect this cost to be largely eliminated in 2027 and beyond as we move to third party and licensee production. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).

The approximately $890,000 decrease in net products cost of revenue period over period is further detailed as follows:

	Three Months Ended June 30, (rounded to $000’s)
Products Cost of Revenue — Spirits Business	2026	2025	Change
Spirits - Wholesale	$83,000	$303,000	$(220,000)
Spirits - Retail	—	141,000	(141,000)
Merchandise and Prepared Food	—	32,000	(32,000)
Unabsorbed Overhead	110,000	607,000	(497,000)
	$193,000	$1,083,000	$(890,000)
Products cost of revenue decreased by approximately $890,000 period over period, driven primarily by an approximately $220,000 decrease in wholesale product costs as we continued shifting away from lower-margin wholesale volume toward a focus on direct-to-consumer sales, and an approximately $497,000 decrease in unabsorbed overhead reflecting reduced capacity as production focus evolved. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
Gross Profit — Spirits Business
Gross profit / (loss) was approximately $(10,000) and $227,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $237,000, or 104%, period over period, and included:

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Profit / (Loss) - Spirits Business	2026	2025	Change
Products	$(26,000)	$(23,000)	$(3,000)
Services	16,000	250,000	(234,000)
	$(10,000)	$227,000	$(237,000)

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Spirits Business	2026	2025	Change
Products	(15.7)%	(2.2)%	(13.5)%
Services	100.0%	95.8%	4.2%
	(5.5)%	17.2%	(22.7)%
Gross Margin numbers above are based on the total net revenues for the three months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30, (rounded to $000’s)
Net Revenues — Spirits Business	2026	2025	Change
Products	$166,000	$1,060,000	$(894,000)
Services	16,000	261,000	(245,000)
	$182,000	$1,321,000	$(1,139,000)
For the three months ended June 30, 2026 and 2025, respectively, the approximately $(26,000) and $(23,000) in products gross profit / (loss), and the resulting decline in products gross margin to (15.7)% for the three months ended June 30, 2026 compared to (2.2)% for the three months ended June 30, 2025, shows the impact of our reduction in excess capacity by moving to third-party production, thereby reducing unabsorbed overhead to approximately $110,000 in the three months ended June 30, 2026 from $607,000 during the three months ended June 30, 2025.
Total gross margin decreased to (5.5)% from 17.2% on lower net revenues. Management is undergoing a significant change in focus for the spirits reporting segment of our business by eliminating our own production leases and disposing of equipment to get asset-light, instead working through third-party licensees and producers to produce our products for sale into the market. The use of our brands and recipes by trusted licensees can also generate revenue via licensing fees. License fee revenues to us can grow as the third-party licensees increase placement and sales of our brands. Because we would not have the obligations or costs associated with production, marketing or sales for such licensed products, any licensing revenue earned by us should come with higher margins than past revenue tied to our own past production and sales efforts. Finally, because we have now removed all of our own production leases and equipment, we expect the unallocated production overhead expenses incurred in the past to be mostly eliminated on a go-forward basis (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit / (Loss) - Analysis of Exclusion of Unabsorbed Overhead — Spirits Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Products gross profit excluding unabsorbed overhead was approximately $84,000 and $584,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately $500,000, or 85.7%, period over period, and included:

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Profit / (Loss) - Excluding Unabsorbed Overhead	2026	2025	Change
Products Net Revenue	$(26,000)	$(23,000)	$(3,000)
Add Back: Unabsorbed Overhead	110,000	607,000	(497,000)
Products Gross Profit Excluding Unabsorbed Overhead	84,000	584,000	(500,000)
Services	16,000	250,000	(234,000)
Total Gross Profit Excluding Unabsorbed Overhead	$100,000	$834,000	$(734,000)

	Three Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead	2025	2025	Change
Products	(15.7)%	(2.2)%	(13.5)%
Add Back: Unabsorbed Overhead	66.0%	57.3%	8.7%
Products Gross Margin Excluding Unabsorbed Overhead	50.3%	55.1%	(4.8)%
Services	100.0%	95.8%	4.2%
Total Gross Margin Excluding Unabsorbed Overhead	54.7%	63.1%	(8.4)%
Products gross margin excluding unabsorbed overhead of 50.3% for the three months ended June 30, 2026 compared to 55.1% for the same period in 2025 shows the impact of our continued transition and the exiting of the higher margin activities that were related to our retail tasting rooms that closed on December 31, 2025.
Sales and Marketing Expenses
Sales and marketing expenses were approximately $324,000 for the three months ended June 30, 2026 compared to approximately $1,972,000 for the three months ended June 30, 2025. This approximately $1,648,000 decrease included:

	Three Months Ended June 30, (rounded to $000’s)
Sales and Marketing Expense	2026	2025	Change
Personnel - Cash Wages and Related Expense	$185,000	$826,000	$(641,000)
Personnel - Share-Based Compensation	16,000	647,000	(631,000)
Tasting Room	—	22,000	(22,000)
Leases and Rentals	—	188,000	(188,000)
Sales and Marketing Expenses	10,000	82,000	(72,000)
Other	114,000	207,000	(93,000)
	$324,000	$1,972,000	$(1,648,000)
The overall approximately $1,648,000 decrease in sales and marketing expense period over period was the result of a mix of reduced headcount in the wholesale sales team and retail tasting room sales staff as a result of closing the retail tasting rooms on December 31, 2025. This also removed from the cost structure all costs associated with rent and operational overhead associated with the tasting rooms.

General and Administrative Expenses
General and administrative expenses were approximately $3,253,000 for the three months ended June 30, 2026, compared to approximately $4,904,000 for the three months ended June 30, 2025. This approximately $1,651,000 decrease included:

	Three Months Ended June 30, (rounded to $000’s)
General and Administrative Expense	2026	2025	Change
Personnel - Cash Wages and Related Non-Cash Expense	$404,000	$985,000	$(581,000)
Personnel - Share-Based Compensation	750,000	1,810,000	(1,060,000)
Professional Fees	1,335,000	760,000	575,000
Professional Fees - Share-Based Compensation	596,000	212,000	384,000
Business Insurance	240,000	122,000	118,000
Leases and Rentals	82,000	143,000	(61,000)
Depreciation	16,000	228,000	(212,000)
Other	(169,000)	207,000	(376,000)
Other - Share-Based	—	437,000	(437,000)
	$3,253,000	$4,904,000	$(1,651,000)
General and administrative expenses decreased by approximately $1,651,000 to approximately $3,253,000 for the three months ended June 30, 2026, from approximately $4,904,000 in the three months ended June 30, 2025, driven primarily by an approximately: $1,060,000 decrease in non-cash personnel share-based compensation, including RSU grants tied to deferred compensation and employee incentives. General and administrative expenses also included a decrease of approximately $212,000 in depreciation;a decrease of approximately $437,000 in other -share based related primarily to director fees; a decrease of approximately 376,000 in other; and a decrease of approximately $61,000 in leases and rentals, primarily a result of reduced warehouse space in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and the restructuring of the spirits business at the end of 2025. The respective periods also included offsetting approximately $575,000 increase in professional fees incurred related to contract Chief Investment Officer services, other outside professional services management of our crypto currency assets, additional public relations and investor relations expenses via third-party professionals and high accounting and audit preparation services to prepare us for our first audit with new additional cryptocurrency accounting obligations; an approximately $384,000 increase in share-based compensation professional fees related to RSU grants offered to third party service providers; and an approximately $118,000 increase in business insurance.
Interest Expense
Interest expense decreased by approximately $580,000 to approximately $15,000 for the three months ended June 30, 2026, compared to approximately $595,000 for the three months ended June 30, 2025. The decrease was primarily due to the settlement of the Silverview loan in August 2025.
Gain / (Loss) on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a loss of approximately $11,662,000 for the three months ended June 30, 2026, (based on a closing price on June 30, 2026 of $0.2955 per $DATA token), compared to $0 for the three months ended June 30, 2025, as we had no similar $DATA tokens held for investment as of June 30, 2025 and began recognizing fair value adjustments on $DATA tokens upon closing of the August 15, 2025 PIPE transaction. The loss for the three months ended June 30, 2026 was primarily attributable to unfavorable market movements in the quoted price of $DATA tokens held for investment. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations.
During the three months ended March 31, 2026, we sold 1 million $DATA tokens into the market for cash proceeds of approximately $798,000 before deducting any fees or commissions on any such sales, for a loss on sale of intangible digital assets of approximately $2,360,000, which is included in the loss attributed to the change in fair value of intangible digital assets recognized for the same time period.

Restructure Costs
On October 23, 2025, we announced the Restructuring. As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. During the three and six months ended June 30, 2026, we recorded additional expenses related to the Restructuring of approximately $408,000 and $699,000, respectively, of future lease obligation, and personnel related expenses.
Income Taxes
As of December 31, 2024, we had approximately $61.5 million of federal NOL carryforwards and approximately $192,000 of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, we generated additional federal NOLs of approximately $13.3 million, resulting in total federal NOL carryforwards of approximately $74.8 million as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize our NOLs and certain tax credits is limited on an annual basis. The analysis determined an initial base annual Section 382 limitation of approximately $1.0 million, which may be increased in certain years by recognized built-in gains attributable to our assets.
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
The additional NOLs generated during 2025 of approximately $13.3 million may also be subject to the Section 382 limitation to the extent such losses are treated as pre-change attributes or otherwise limited under applicable tax rules. As a result, we expect that a portion of our NOL carryforwards, including those generated in 2025, will be usable only over an extended period of time in accordance with the applicable annual limitation amounts.
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
During the three months ended June 30, 2026, we estimate an increase in our tax loss carryforward of approximately $3.2 million for federal income taxes (based on the applicable statutory federal tax rate of 21%) based on our year to date net loss. While we believe that this benefit may be available to offset taxable income in future periods, the amount and timing of its utilization is subject to the Section 382 annual limitation and our ability to generate future taxable income. As a result of these uncertainties, we have elected to fully reserve against the use of these tax benefits in our financial statements as of June 30, 2026, and accordingly no related income tax benefit has been recognized in the accompanying condensed consolidated financial statements.
Comparison of the Results of Operations for the Six Months Ended June 30, 2026 and 2025
The numbers presented below that have been rounded for presentation purposes have been rounded individually. As a result, totals may reflect the effect of differences between: aggregating the individually rounded component numbers; and the rounding of the total of the individual (non-rounded) component numbers. In cases where rounding occurred, the amount of the rounding difference is generally $1,000 or less. Such differences are considered to be insignificant.

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025	Change
REVENUE
Crypto and Related	$2,006,000	$—	$2,006,000
Spirits Products	412,000	1,898,000	(1,486,000)
Spirits Services	30,000	515,000	(485,000)
Total Net Revenues	2,449,000	2,414,000	35,000

COST OF REVENUE
Crypto and Related	277,000	—	277,000
Spirits Products	594,000	1,897,000	(1,304,000)
Spirits Services	—	18,000	(18,000)
Total Cost of Revenue	871,000	1,915,000	(1,044,000)
Gross Profit	1,578,000	499,000	1,079,000

OPERATING EXPENSES
Sales and Marketing	767,000	3,287,000	(2,521,000)
General and Administrative	5,903,000	6,312,000	(408,000)
Change in Fair Value of Intangible Digital Assets	76,132,000	—	76,132,000
Total Operating Expenses	82,802,000	9,599,000	73,203,000
Operating Loss	(81,224,000)	(9,100,000)	(72,124,000)

OTHER INCOME / (EXPENSE)
Interest Expense	(27,000)	(1,119,000)	1,091,000
Restructure Costs Post-Close	(699,000)	—	(699,000)
Other Income / (Expense)	(241,000)	(106,000)	(134,000)
Total Other Income / (Expense)	(968,000)	(1,225,000)	257,000
Income / (Loss) Before Income Taxes	(82,191,000)	(10,325,000)	(71,866,000)
Income Taxes	(1,000)	(3,000)	2,000
Net Income / (Loss)	$(82,192,000)	$(10,328,000)	$(71,864,000)

Net Income / (Loss) Per Share, Basic	$(68.10)	$(463.63)	$395.53

Weighted Average Common Shares Outstanding, Basic	1,209,784	25,837	1,183,947

Net Income / (Loss) Per Share, Diluted	$(68.10)	$(463.63)	$395.53

Weighted Average Common Shares Outstanding, Diluted	1,209,784	25,837	1,183,947

Cost of revenue of approximately $871,000 and $1,915,000, and operating expenses of approximately $82,802,000 and $9,599,000 for the six months ended June 30, 2026 and 2025, respectively, included non-cash share-based compensation for employees (personnel) and consultants of approximately $2,311,000 and $3,127,000, respectively, as follows:

	Six Months Ended June 30, (rounded to $000’s)
Non-Cash Share-Based Compensation	2026	2025	Change
Production / Cost of Revenue	$11,000	$121,000	$(110,000)
Sales and Marketing	108,000	647,000	(539,000)
General and Administrative - Director Fees	—	337,000	(337,000)
General and Administrative	1,142,000	1,810,000	(668,000)
Subtotal Employee Compensation	1,260,000	2,915,000	(1,655,000)
Professional Fees (General and Administrative)	1,051,000	212,000	839,000
Total Non-Cash Share-Based Compensation	$2,311,000	$3,127,000	$(816,000)
Cost of revenue, sales and marketing, and general administrative expense, net of non-cash share-based compensation is as follows:

	Six Months Ended June 30, 2026 (rounded to $000’s)			Six Months Ended June 30, 2025 (rounded to $000’s)
Expenses Net of Non-Cash Share-Based Compensation	Cost of Revenue	Sales and Marketing	General and Administrative	Cost of Revenue	Sales and Marketing	General and Administrative
Total Expense	$871,000	$767,000	$5,903,000	$1,915,000	$3,287,000	$6,312,000
Less: Non-Cash Share-Based Compensation	(11,000)	(108,000)	(2,193,000)	(121,000)	(647,000)	(2,359,000)
Total Expense, net of Non-Cash Share-Based Compensation	$860,000	$659,000	$3,711,000	$1,794,000	$2,640,000	$3,953,000
Net Revenues - Crypto and Related Business

	Six Months Ended June 30, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Staking Revenue	1,603,000	—	1,603,000
Covered Call Contracts	403,000	—	403,000
	$2,006,000	$—	$2,006,000
Net revenues were approximately $2,006,000 and $0 for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $2,006,000, or 100%, period over period. There were no comparable revenues in the six months ended June 30, 2025 as we began recognizing staking and validator revenues on September 18, 2025 and revenue from sale of covered call contracts in January of 2026. For the six months ended June 30, 2026, substantially all crypto and related validator business revenue was related to self-staking. Net revenues in this segment include all revenues we realize from staking our own tokens and all revenue from the staking of tokens owned by third parties before paying out 95% of the rewards owed to those third party token owners. Of the approximately [$1,603,000] in Staking Revenue for the six months ended June 30, 2026 [$1,521,000] was derived from our own staking rewards and approximately [$82,000] was the total realized from staking rewards for tokens owned by third parties, 95% of which, or approximately [$78,000], were paid to the third party token owners and is included in cost of revenue.
Of the total validator business revenues related to cryptocurrency we drive operational revenues in two ways: 1) self-staking (tokens we own being staked on our own validator); and 2) staking of third-party tokens. Revenue is recognized at the point when the block creation or validation is complete and the rewards are transferred into a digital wallet that we control. Validator services were tested in early September 2025 and were fully functional as of September 18, 2025, meaning the revenue from this activity was only active for the fourth quarter of 2025, and approximately two weeks of the twelve weeks of the third quarter of 2025. In addition to staking revenue, we also generate crypto and related revenue from the sale of covered call contracts, which began in January 2026 and totaled approximately $403,000 in covered call premiums for the six months ended June 30, 2026.
Cost of Revenue — Crypto and Related Business
Cost of revenue was approximately $277,000 and $0 for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $277,000 from $0 period over period. Cost of revenue consisted primarily of: technology platform expenses; external engineering support; consulting services for managing our crypto assets and investment strategies; blockchain transaction fees and blockchain rewards payable to third party delegators related to crypto operating activities; and commissions paid on covered call contracts. Of the blockchain rewards payable to third parties, they are derived from staking on behalf of third parties, for which we keep 5% of the rewards earned and pay 95% of the rewards to the third party token owners. Accounting rules require we book the full revenue associated with the total rewards earned and then deduct as a cost the 95% of the rewards payable to the third party token owners, which has the effect of increasing the total cost of revenue associated with staking and reducing our gross profits and gross margins accordingly. Cost of revenue associated with the 95% of staking rewards owed to third parties was approximately $77,747 of the $243,416 total cost of revenue noted in the table below. There was no comparable cost of revenue in the six months ended June 30, 2025 as we began recognizing revenues from staking and validator activities and covered call contracts; and incurring related cost of revenue once our validator services was operational on September 18, 2025 and we began entering into covered call contracts in January 2026.

	Six Months Ended June 30, (rounded to $000’s)
Cost of Revenue - Crypto and Related	2026	2025	Change
Staking Costs	243,000	—	243,000
Covered Call Contract Commissions	34,000	—	34,000
	$277,000	$—	$277,000
Gross Profit — Crypto and Related Business
Gross profit was approximately $1,729,000 and $0 for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately $1,729,000, or 100%, period over period, and included:

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Profit - Crypto and Related	2026	2025	Change
Staking Gross Profit	1,360,000	—	1,360,000
Covered Call Contracts	369,000	—	369,000
	$1,729,000	$—	$1,729,000
It is important to note that there were no comparable cost of revenue in the six months ended June 30, 2025 as we began recognizing staking and validator revenues and incurring related cost of revenue upon beginning our validator service on September 18, 2025.
Gross Profit Analysis — Crypto and Related Business
Gross Margin numbers were as follows for the six months ended June 30, 2026 and 2025 as follows:

	Six Months Ended June 30,		Change
Total Gross Margin - Crypto and Related	2026	2025
Staking Profit	84.8%	—%	84.8%
Covered Call Profit	91.7%	—%	91.7%
	86.2%	—%	86.2%
Gross margin was approximately 86.2% and 0.0% for the six months ended June 30, 2026 and 2025, respectively, based upon total net revenues of approximately $2,006,000 and $0, respectively. As noted above in Cost of Revenue, of the rewards earned for staking third party tokens, 95% is paid out to those third parties, with the net of 5% being recognized by us. This high cost inflates the overall cost of revenue and reduces our overall gross profit and gross margins. Excluding these third party expenses the cost of operating the validator and earning our own rewards is relatively fixed, consisting primarily of the party consulting services to run the validator and the modest monthly expenses associated with the web service hosting the validator. Because we earn a fairly steady number of tokens in any given period of time from validator services, and because the costa of earning the tokens are relatively fixed, the biggest driver of gross profit and resulting gross margin is the market price of the token itself. The higher the token price the great the gross profit and gross margin. At $1.00 per token the gross profit and gross margin would be much higher than if the token was valued at $0.30 when compared against the same fixed operating costs.
The Gross Profit numbers above are based on the total revenues for the six months ended June 30, 2026 and 2025 as follows:

	Six Months Ended June 30, (rounded to $000’s)
Net Revenues - Crypto and Related	2026	2025	Change
Staking Revenue	1,603,000	—	1,603,000
Covered Call Contracts	403,000	—	403,000
	$2,006,000	$—	$2,006,000
Net Revenues — Spirits Business

	Six Months Ended June 30, (rounded to $000’s)
Net Revenues — Spirits Business	2026	2025	Change
Products	$412,000	$1,899,000	$(1,487,000)
Services	30,000	515,000	(485,000)
	$442,000	$2,414,000	$(1,972,000)
Net revenues were approximately $442,000 and $2,414,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $1,972,000, or (81.7)%, period over period.
The approximately $1,487,000 net decrease in product revenues, period over period, included:

	Six Months Ended June 30, (rounded to $000’s)
Product Revenues — Spirits Business	2026	2025	Change
Wholesale	$290,000	$727,000	$(437,000)
Retail	122,000	1,172,000	(1,050,000)
	$412,000	$1,899,000	$(1,487,000)
The approximately $437,000 decrease in wholesale product revenues was primarily the result of halting production of a selection of lower margin products and the timing of orders through the wholesale channel moving between quarters.
The approximately $1,050,000 decrease in retail revenues was primarily a result of having closed all of our retail tasting rooms as of December 31, 2025, with no retail revenue being generated in the period ending March 31, 2026.
The approximately $485,000 decrease in net services revenue period over period included:

	Six Months Ended June 30, (rounded to $000’s)
Services Revenue — Spirits Business	2026	2025	Change
Third Party	$4,000	$14,000	$(10,000)
Retail	—	485,000	(485,000)
Consulting and Other	26,000	16,000	10,000
	$30,000	$515,000	$(485,000)

Net services revenue decreased by approximately $485,000 period over period, driven by an approximately $485,000 decrease in retail services due to the closure of all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the six months ended June 30, 2026.
Cost of Revenue — Spirits Business
Cost of revenue was approximately $594,000 and $1,915,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $1,321,000, or 69.0%, period over period. Cost of revenue for the six months ended June 30, 2026 and 2025, respectively, includes approximately $11,000 and $121,000 of non-cash share-based compensation expenses related to RSU grant awards recognized for production employees.

	Six Months Ended June 30, (rounded to $000’s)
Cost of Revenue - Spirits Business	2026	2025	Change
Products	$593,000	$1,897,000	$(1,304,000)
Services	—	18,000	(18,000)
	$594,000	$1,915,000	$(1,321,000)
The approximately $1,321,000 decrease in net spirits business cost of revenue period over period included: a decrease in product cost of approximately $1,304,000 to approximately $593,000 for the six months ended June 30, 2026, from approximately $1,897,000 for the six months ended June 30, 2025, and a decrease in unabsorbed overhead of approximately $656,000 to approximately $387,000 for the six months ended June 30, 2026 from approximately $1,043,000 for the six months ended June 30, 2025. The approximately $1,304,000 decrease in products costs was driven largely by the closure of all of our retail tasting rooms as of December 31, 2025, with no retail services revenue being generated in the period ending June 30, 2026 and the exiting of certain low margin spirits products in wholesale.
Services cost of revenue decreased by approximately $18,000 to $0 for the six months ended June 30, 2026 from approximately $18,000 for the six months ended June 30, 2025 primarily resulting from us ending a low-margin third-party production contract for another brand and the wind down of barrel production for third parties.

	Six Months Ended June 30, (rounded to $000’s)
Components of Products Cost of Revenue - Spirits Business	2026	2025	Change
Product Cost (from inventory)	$207,000	$829,000	$(622,000)
Overhead - Unabsorbed	387,000	1,043,000	(656,000)
	$594,000	$1,872,000	$(1,278,000)

	Six Months Ended June 30, (rounded to $000’s)
Components of Products Cost of Revenue — Spirits Business	2026	2025	Change
Product Cost (from inventory)	34.8%	44.3%	(9.5)%
Overhead - Unabsorbed	65.2%	55.7%	9.5%
	100.0%	100.0%	—%
Unabsorbed overhead as a component of product cost of approximately 65.2% and 55.7% for the six months ended June 30, 2026 and 2025, respectively, has been a significant contributor to our overall low products gross margins. Unabsorbed overhead is a function of costs attributable to the excess capacity and associated overhead in our system. As we moved to third party production in 2026 there will be a transitionary period where we still have Production Overhead costs carried against lower sales, leading to a higher percentage of costs during this period. Once we complete the transition of our final production lease and equipment disposition in 2026, we expect this cost to be largely eliminated in 2027 and beyond as we move to third party and licensee production. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).

The approximately $1,278,000 decrease in net products cost of revenue period over period is further detailed as follows:

	Six Months Ended June 30, (rounded to $000’s)
Products Cost of Revenue — Spirits Business	2026	2025	Change
Spirits - Wholesale	$207,000	$477,000	$(270,000)
Spirits - Retail	—	287,000	(287,000)
Merchandise and Prepared Food	—	65,000	(65,000)
Unabsorbed Overhead	387,000	1,043,000	(656,000)
	$594,000	$1,872,000	$(1,278,000)
Products cost of revenue decreased by approximately $1,278,000 period over period, driven primarily by: an approximately $270,000 decrease in wholesale product costs as we continued shifting away from lower-margin wholesale volume toward higher-margin direct-to-consumer sales, the elimination of third-party production costs due to no such activity in 2025; an approximately $287,000 decrease in retail product costs driven largely by the closure of all of our retail tasting rooms; and an approximately $656,000 decrease in unabsorbed overhead reflecting reduced capacity as production focus evolved. (See below for our discussion on Gross Margins related to unabsorbed overhead in Non-GAAP Financial Measures).
Gross Profit / (Loss) — Spirits Business
Gross profit / (loss) was approximately $(151,000) and $499,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $650,000, or 130%, period over period, and included:

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Profit / (Loss) - Spirits Business	2026	2025	Change
Products	$(181,000)	$1,000	$(182,000)
Services	30,000	498,000	(468,000)
	$(151,000)	$499,000	$(650,000)

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Spirits Business	2026	2025	Change
Products	(43.9)%	0.1%	(44.0)%
Services	100.0%	96.7%	3.3%
	(34.2)%	20.7%	(54.8)%
Gross Margin numbers above are based on the total net revenues for the six months ended June 30, 2026 and 2025 as follows:

	Six Months Ended June 30, (rounded to $000’s)
Net Revenues — Spirits Business	2026	2025	Change
Products	$412,000	$1,899,000	$(1,487,000)
Services	30,000	515,000	(485,000)
	$442,000	$2,414,000	$(1,972,000)
For the six months ended June 30, 2026 and 2025, respectively, the approximately $(181,000) and $1,000 in products gross profit / (loss), and the resulting decline in products gross margin to (43.9)% for the six months ended June 30, 2026 compared to 0.1% for the six months ended June 30, 2025, shows the impact of our reduction in excess capacity by moving to third-party production, thereby reducing unabsorbed overhead to approximately $387,000 in the six months ended June 30, 2026 from $1,043,000 during the six months ended June 30, 2025.
Total gross margin decreased to (34.2)% from 20.7% on lower net revenues. Management is undergoing a significant change in focus for the spirits reporting segment of our business by eliminating our own production leases and disposing of equipment to get asset-light, instead working through third-party licensees and producers to produce our products for sale into the market. The use of our brands and recipes by trusted licensees can also generate revenue via licensing fees. License fee revenues to us can grow as the third-party licensees increase placement and sales of our brands. Because we would not have the obligations or costs associated with production, marketing or sales for such licensed products, any licensing revenue earned by us should come with higher margins than past revenue tied to our own past production and sales efforts. Finally, because we have now removed all of our own production leases and equipment, we expect the unallocated production overhead expenses incurred in the past to be mostly eliminated on a go-forward basis. (See also below our comments related to this in more detail in Non-GAAP Financial Measures).
Gross Profit - Analysis of Exclusion of Unabsorbed Overhead — Spirits Business
To provide a more detailed view to our performance for products and services based purely on the direct input costs we remove unabsorbed overhead expenses for the following analysis. Products gross profit excluding unabsorbed overhead was approximately $206,000 and $1,044,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of approximately $838,000, or 80%, period over period, and included:

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Profit / (Loss) - Excluding Unabsorbed Overhead	2026	2025	Change
Products Net Revenue	$(181,000)	$1,000	$(182,000)
Add Back: Unabsorbed Overhead	387,000	1,043,000	(656,000)
Products Gross Profit Excluding Unabsorbed Overhead	206,000	1,044,000	(838,000)
Services	30,000	498,000	(468,000)
Total Gross Profit Excluding Unabsorbed Overhead	$236,000	$1,542,000	$(1,306,000)

	Six Months Ended June 30, (rounded to $000’s)
Total Gross Margin - Excluding Unabsorbed Overhead	2025	2025	Change
Products	(43.9)%	0.1%	(44.0)%
Add Back: Unabsorbed Overhead	93.9%	54.9%	39.0%
Products Gross Margin Excluding Unabsorbed Overhead	50.0%	55.0%	(5.0)%
Services	100.0%	96.7%	3.3%
Total Gross Margin Excluding Unabsorbed Overhead	53.4%	63.9%	(10.5)%
Products gross margin excluding unabsorbed overhead of 50.0% for the six months ended June 30, 2026 compared to 55.0% for the same period in 2025 shows the impact of our continued transition and the exiting of the higher margin activities that were related to our retail tasting rooms that closed on December 31, 2025.
Sales and Marketing Expenses
Sales and marketing expenses were approximately $767,000 for the six months ended June 30, 2026 compared to approximately $3,287,000 for the six months ended June 30, 2025. This approximately $2,520,000 decrease included:

	Six Months Ended June 30, (rounded to $000’s)
Sales and Marketing Expense	2026	2025	Change
Personnel - Cash Wages and Related Expense	$298,000	$1,555,000	$(1,257,000)
Personnel - Share-Based Compensation	108,000	647,000	(539,000)
Tasting Room	—	44,000	(44,000)
Leases and Rentals	—	378,000	(378,000)
Sales and Marketing Expenses	103,000	288,000	(185,000)
Other	257,000	375,000	(118,000)
	$767,000	$3,287,000	$(2,520,000)
The overall approximately $2,520,000 decrease in sales and marketing expense period over period was the result of a mix of reduced headcount in the wholesale sales team and retail tasting room sales staff as a result of our closure of the retail tasting rooms on December 31, 2025. This also removed from the cost structure all costs associated with rent and operational overhead associated with the tasting rooms.
General and Administrative Expenses
General and administrative expenses were approximately $5,903,000 for the six months ended June 30, 2026, compared to approximately $6,312,000 for the six months ended June 30, 2025. This approximately $409,000 decrease included:

	Six Months Ended June 30, (rounded to $000’s)
General and Administrative Expense	2026	2025	Change
Personnel - Cash Wages and Related Non-Cash Expense	$858,000	$1,394,000	$(536,000)
Personnel - Share-Based Compensation	1,142,000	1,810,000	(668,000)
Professional Fees	1,567,000	960,000	607,000
Professional Fees - Share-Based Compensation	1,051,000	212,000	839,000
Business Insurance	467,000	243,000	225,000
Leases and Rentals	133,000	285,000	(152,000)
Depreciation	32,000	477,000	(445,000)
Other	654,000	594,000	60,000
Other - Share-Based	—	337,000	(337,000)
	$5,903,000	$6,312,000	$(409,000)
General and administrative expenses decreased by approximately $409,000 to approximately $5,903,000 for the six months ended June 30, 2026, from approximately $6,312,000 in the six months ended June 30, 2025, driven primarily by an approximately: $536,000 decrease in personnel cash wages and related non-cash (payroll) expenses; and $668,000 decrease in non-cash personnel share-based compensation, including RSU grants tied to deferred compensation and employee incentives; . General and administrative expenses also included: a decrease of approximately $445,000 in depreciation; a decrease of approximately $152,000 in leases and rentals primarily a result of reduced warehouse space in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and the restructuring of the spirits business at the end of 2025;;and a decrease of approximately $337,000 in other-share based related primarily to director fees. Non-cash share-based compensation remained a significant component of general and administrative expense in both periods. The respective periods also included offsetting: approximately $607,000 increase in professional fees incurred related to contract Chief Investment Officer services, other outside professional services management of our crypto currency assets, additional public relations and investor relations expenses via third-party professionals and high accounting and audit preparation services to prepare us for our first audit with new additional cryptocurrency accounting obligations; approximately $839,000 increase in share based compensation professional fees related to RSU grants to third party service providers; approximately $225,000 increase in business insurance; and an increase of approximately $60,000 in other.
Interest Expense
Interest expense decreased by approximately $1,091,000 to approximately $27,000 for the six months ended June 30, 2026, compared to approximately $1,119,000 for the six months ended June 30, 2025. The decrease was primarily due to the settlement of the Silverview loan in August 2025.
Gain / (Loss) on Intangible Digital Assets
Change in fair value of intangible digital assets resulted in a loss of approximately $76.1 million for the six months ended June 30, 2026 (based on a closing price on June 30, 2026 of $0.2955 per $DATA token), compared to $0 for the six months ended June 30, 2025, as we had no similar $DATA tokens held for investment as of June 30, 2025 and began recognizing fair value adjustments on $DATA tokens upon closing of the August 15, 2025 PIPE transaction. The loss for the six months ended June 30, 2026 was primarily attributable to unfavorable market movements in the quoted price of $DATA tokens held for investment. We measure fair value using quoted prices in our principal market at the end of each reporting period, with changes recognized in Change in Fair Value of Intangible Digital Assets on the condensed consolidated statements of operations.
During the six months ended June 30, 2026, we sold 1 million $DATA tokens into the market for cash proceeds of approximately $798,000 before deducting any fees or commissions on any such sales, for a loss on sale of intangible digital assets of approximately $2,360,000[,which is included in] the loss attributed to the change in fair value of intangible digital assets recognized for the same time period.
Restructure Costs
On October 23, 2025, we announced the Restructuring. As of December 31, 2025, we wrote off and expensed approximately $3,393,000 of: property and equipment; operating lease ROU assets and lease liabilities; and other related expenses as part of the Restructuring. During the three and six months ended June 30, 2026, we recorded additional expenses related to the Restructuring of approximately $408,000 and $699,000, respectively, of future lease obligation, and personnel related expenses.
Income Taxes
As of December 31, 2024, we had approximately $61.5 million of federal NOL carryforwards and approximately $192,000 of federal tax credits subject to Section 382 limitations. During the year ended December 31, 2025, we generated additional federal NOLs of approximately $13.3 million, resulting in total federal NOL carryforwards of approximately $74.8 million as of December 31, 2025, before consideration of any limitations under Section 382. Following the ownership changes, our ability to utilize our NOLs and certain tax credits is limited on an annual basis. The analysis determined an initial base annual Section 382 limitation of approximately $1.0 million, which may be increased in certain years by recognized built-in gains attributable to our assets.
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
During the six months ended June 30, 2026, we estimate an increase in our tax loss carryforward of approximately $17.3 million for federal income taxes (based on the applicable statutory federal tax rate of 21%) based on our year to date net loss. While we believe that this benefit may be available to offset taxable income in future periods, the amount and timing of its utilization is subject to the Section 382 annual limitation and our ability to generate future taxable income. As a result of these uncertainties, we have elected to fully reserve against the use of these tax benefits in our financial statements as of June 30, 2026, and accordingly no related income tax benefit has been recognized in the accompanying condensed consolidated financial statements.
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
The following table presents a reconciliation of our spirits business GAAP Gross Profit to Adjusted Gross Profit by removing unabsorbed overhead for the three and six months ended June 30, 2026 and 2025. Adjusted Gross Margin excluding unabsorbed overhead is the percentage obtained by dividing Adjusted Gross Profit after removing unabsorbed overhead by our GAAP total net revenue. It is an analysis that assumes all excess production capacity and space has been used in production and generating revenue, assigning all such overhead costs across all production and revenue. It is especially important in forecasting to larger entities that may be looking to acquire brands or entities about the amount of inefficiencies they can wring out of a products or production if such products or ventures were acquired and absorbed into their larger and more efficient systems.

	Three Months Ended June 30, (rounded to $000’s)		Six Months Ended June 30, (rounded to $000’s)
Gross Profit Analysis Excluding Unabsorbed Overhead - Spirits Business	2026	2025	2026	2025
GAAP Total Net Revenue	$736,000	$1,322,000	$2,449,000	$2,414,000
GAAP Gross Profit	$409,000	$227,000	$1,578,000	$499,000
GAAP Gross Profit Additions / (Deductions):
Add Back: Unabsorbed Overhead	110,000	607,000	387,000	1,043,000
Adjusted Gross Profit Excluding Unabsorbed Overhead	$518,000	$834,000	$1,965,000	$1,542,000
GAAP Gross Margin	55.5%	17.2%	64.4%	20.7%
Adjusted Gross Margin Excluding Unabsorbed Overhead	70.4%	63.1%	80.3%	63.9%
The above Adjusted Gross Margin excluding unabsorbed overhead shows the cost of production of our products and services based on raw inputs and direct labor and overhead, removing all unabsorbed overhead expenses for unused capacity. This allows us to examine the cost of each product and its margin as we evaluate where our areas of product focus should be. Management is undergoing a significant change in focus for the spirits reporting segment of our business by eliminating our own production leases and disposing of equipment to get asset-light, instead working through third-party licensees and producers to produce our products for sale into the market. The use of our brands and recipes by trusted licensees can also generate revenue via licensing fees. License fee revenues to us can grow as the third-party licensees increase placement and sales of our brands. Because we would not have the obligations or costs associated with production, marketing or sales for such licensed products, any licensing revenue earned by us should come with higher margins than past revenue tied to our own past production and sales efforts. Finally, because we have now removed all of our own production leases and equipment, we expect the unallocated production overhead expenses incurred in the past to be mostly eliminated on a go-forward basis.

The following table presents a reconciliation of net income / (loss) to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, (rounded to $000’s)		Six Months Ended June 30, (rounded to $000’s)
EBITDA Analysis	2026	2025	2026	2025
Net Income / (Loss)	$(15,447,000)	$(7,295,000)	$(82,192,000)	$(10,328,000)
Add / (Deduct):
Income Taxes	1,000	3,000	—	3,000
Interest Expense	15,000	595,000	27,000	1,119,000
Depreciation and Amortization	64,000	$250,000	64,000	570,000
EBITDA	$(15,367,000)	$(6,447,000)	$(82,101,000)	$(8,636,000)
Change in Fair Value of Intangible Digital Assets	11,662,000	—	76,132,000	—
Share-Based Compensation	772,000	3,127,000	2,311,000	3,127,000
Adjusted EBITDA	$(2,933,000)	$(3,320,000)	$(3,658,000)	$(5,509,000)
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
We will continue to evaluate our liquidity position, operating performance, and market conditions and may take additional actions, as necessary, to preserve liquidity and support our strategic objectives, including the disposition of digital assets for cash. Based on the foregoing, we believe we will continue as a going concern for at least the next twelve months from the date of issuance of the financial statements. Management also continues to evaluate new opportunities to expand operating lines and business segments to grow revenue and overall value for the enterprise while also reviewing options to add cash to the balance sheet to improve liquidity.
Share Repurchase Program — On February 19, 2026, we announced that the Board authorized a share repurchase program whereby we may buy back up to 50,000 shares of its outstanding shares of common stock through December 31, 2026. As of June 30, 2026, we had 721,578 shares of its common stock outstanding. Assuming the full execution of buying back 50,000 shares, this would constitute an approximately 6.93% reduction in the number of outstanding shares of common stock. We may acquire shares through open market purchases or privately negotiated transactions, including through a Rule 10b5-1 plan, at the discretion of management and on terms that we determine to be advisable. As of June 30, 2026, no shares of common stock have been repurchased under the share repurchase program.

Cash Flows
The following table sets forth a summary of cash flows for the periods presented:

Summary of Cash Flows	For the Six Months Ended June 30, (rounded to $000’s)
	2026	2025
Net Cash Used in Operating Activities	$(4,097,000)	$(2,729,000)
Net Cash Provided by Investing Activities	3,904,000	55,000
Net Cash Provided by / (Used in) Financing Activities	(33,000)	3,222,000
Net Increase / (Decrease) in Cash	$(226,000)	$548,000
Net Cash Used in Operating Activities
During the six months ended June 30, 2026 and 2025, net cash used in operating activities was approximately $4,097,000 and $2,729,000, respectively, resulting primarily from net income / (loss) of approximately $(82,192,000) and $(10,328,000), respectively. During the six months ended June 30, 2026 and 2025, approximately $(852,000) and $3,484,000, respectively, of cash was (used) / generated by changes in operating account balances of operating assets and liabilities. Non-cash adjustments to reconcile net income / (loss) to net cash used in operating activities were approximately $78,947,000 and $4,115,000 in the respective periods.
The approximately $78,947,000 of non-cash adjustments for the six months ended June 30, 2026 consisted primarily of approximately: $76,132,000 of change in fair value of intangible digital assets; $64,000 of depreciation expense; $224,000 of non-cash amortization of operating lease right-of-use assets; $2,311,000 of non-cash share-based compensation; and $11,000 of non-cash interest expense primarily associated with our notes payable.
The approximately $4,115,000 of non-cash adjustments in the six months ended June 30, 2025 included approximately: $570,000 of depreciation expense; $201,000 of non-cash amortization of operating lease right-of-use assets; $3,128,000 of non-cash share-based compensation; and $207,000 of non-cash interest expense primarily associated with our notes payable.
Net Cash Provided by / (Used in) Investing Activities
During the six months ended June 30, 2026 and 2025, net cash provided by / (used in) investing activities was approximately $3,904,000 and $55,000, respectively, related primarily to the purchase of property and equipment, net of amounts related to proceeds from sale of assets in both periods, and approximately $3,826,000 of proceeds from sale of intangible digital assets during the six months ended June 30, 2026.
Net Cash Provided By / (Used in) Financing Activities
During the six months ended June 30, 2026 and 2025, net cash provided by / (used in) financing activities was approximately $(33,000) and $3,222,000, respectively. The cash proceeds (used) in the six months ended June 30, 2026 of approximately $(33,000) was primarily comprised of approximately $33,000 of repayment of notes payable. The cash proceeds provided by financing activities in the six months ended June 30, 2025 of approximately $3,222,000 were primarily comprised of approximately: $730,000 from the sale of common stock under the ELOC; and $2,792,000 from the sale of Series B preferred stock (and warrants for the first two non-ELOC Investor subscriptions); offset by repayment of notes payable of $300,000.
Supplemental Cash Flow Information
During the six months ended June 30, 2026, supplemental cash flow activity included approximately: $16,000 of cash paid for interest expense; $7,000 of right-of-use assets obtained in exchange for new operating lease liabilities; and $0 of unpaid property and equipment additions.
During the six months ended June 30, 2025, supplemental cash flow activity included approximately: $911,000 of cash paid for interest expense; $4,093,000 of Series B preferred stock issued in exchange for Series A preferred stock; $559,000 of Series B preferred stock issued in exchange for prepaid warrants; and $182,000 of right-of-use assets obtained in exchange for new operating lease liabilities.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 included elsewhere in this filing.
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
Valuation of Warrant Liabilities
The fair value of the warrant liabilities at issuance and at each reporting period are estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants are free-standing instruments and determined to be liability-classified in accordance with ASC 480. We use the PWERM and the Monte Carlo Simulation (“MCS”) to incorporate estimates and assumptions concerning our prospects and market indications into the models to estimate the value of the warrants. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are the timing and probability of an initial public offering, held to maturity, and default scenario outcomes. The most significant estimates and assumptions used as inputs in the PWERM and MCS valuation techniques impacting the fair value of the warrant liabilities are those utilizing certain weighted average assumptions such as expected stock price volatility, expected term of the warrants, and risk-free interest rates.
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
The fair value of options granted is estimated on the grant date using the Black-Scholes option pricing model. We use a third-party valuation firm to assist in calculating the fair value of our options. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the volatility of our common stock and assumed risk-free interest rate, expected years until liquidity, and discount for lack of marketability. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options. We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term. We determine the expected term based on the average period the options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future. Forfeitures are accounted for and are recognized in calculating net expense in the period in which they occur. Stock-based compensation from vested options, whether forfeited or not, is not reversed.
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
We grant stock options to purchase common stock with exercise prices equal to the value of the underlying stock based on the closing price of our common stock as reported on the date of grant. Prior to our initial public offering of our common stock in November 2024, we granted stock options to purchase common stock with exercise prices equal to the value of the underlying stock, as determined by the Board on the date the equity award was granted.
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
Impairment of Long-Lived Assets
All long-lived assets used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When such an event occurs, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between the asset’s fair value and its carrying value. We did not record any impairment losses on long-lived assets for the six months ended June 30, 2026 or 2025.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026 or for the periods presented. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2026, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:
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
b) the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by us, resulting in material post-closing and audit adjustments; and.
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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 14, 2026 ( our “Annual Report”), except as follows:
Risks Related to Ownership of Our Common Stock
If Nasdaq’s new $5 million minimum Market Value of Listed Securities continued listing requirement becomes enforceable, or if we fail to maintain compliance with other exchange listing standards, our common stock may be subject to suspension or delisted, which would materially and adversely affect its liquidity, market price, and our access to capital.
Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). On July 22, 2026, the Securities and Exchange Commission (SEC), acting through its Division of Trading and Markets pursuant to delegated authority, approved a new Nasdaq continued listing rule requiring all listed issuers to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million for each listed class, calculated as the consolidated closing bid price multiplied by the total listed securities outstanding of that class. Unlike other Nasdaq continued listing standards, the new $5.0 million MVLS standard carries no compliance or cure period. If a listed class remains below $5.0 million MVLS for 30 consecutive business days, Nasdaq will immediately issue a Staff Delisting Determination, resulting in the immediate suspension of trading without an automatic stay upon appeal.
Although implementation of this rule was automatically stayed on July 29, 2026, pursuant to SEC Rule of Practice 431(e) pending full Commission review, on September 11, 2026, the SEC formally granted the petitions for review of the approval order and directed that the stay remain in effect pending further Commission action. Accordingly, the new $5.0 million MVLS requirement is not currently enforceable. In October 2026, Nasdaq also filed a rule change clarifying that, if the stay is terminated and the requirement becomes operative, the 30-consecutive-business-day measurement period would begin on the first business day following termination of the stay, and periods during which a company’s MVLS was below $5.0 million before or during the stay would not count toward determining noncompliance under the new requirement. There can be no assurance that the SEC will modify or reverse the approval order, and the ultimate outcome of the Commission’s review remains uncertain.
Because our common stock has a smaller publicly-traded float and lower total share count, our MVLS has over the past six months fluctuated near or below the $5.0 million threshold. If the proposed rule becomes enforceable upon the lifting or resolution of the SEC stay, and the market price or share count of our common stock does not sustain an MVLS above $5.0 million for 30 consecutive business days following the applicable commencement of the measurement period:
•No Cure Window: We will not be granted a 180-day cure period to regain compliance, and trading in our common stock will be immediately suspended by Nasdaq following the issuance of a Staff Delisting Determination.
•Limited Appeal Standards: The Nasdaq Hearings Panel’s discretion to grant an exception upon appeal is strictly limited to instances of factual calculation errors or our ability to demonstrate compliance with all initial (rather than continued) listing standards across our equity tiers.
•Remedial Structural Actions: To maintain or restore compliance, we may be required to pursue corporate restructurings, such as changes to our capital structure, capital-raising transactions or other strategic alternatives. Such actions may require charter amendments, board or shareholder approvals, or cause dilution or market volatility.
If our common stock is delisted from Nasdaq, trading would likely be conducted on an over-the-counter (“OTC”) market. OTC trading generally involves significantly reduced liquidity, wider bid-ask spreads, decreased institutional investor coverage, and heightened price volatility. In addition, if our common stock is delisted from Nasdaq, we and our stockholders could face other significant material adverse consequences including:
•limited availability of market quotations for our common stock;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Regardless of the ultimate outcome of the new $5.0 million MVLS requirement, we remain subject to Nasdaq’s other continued listing standards, and any failure to satisfy those requirements could independently result in the suspension or delisting of our common stock.
Risks Related to Our Holdings of $DATA Tokens and the Regulation, Custody, Security and Liquidity of Digital Assets
The regulatory treatment of $DATA tokens remains uncertain, and changes in applicable laws, regulations or regulatory interpretations could materially adversely affect the value, liquidity and permitted uses of our $DATA tokens and our business.
The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets and transactions involving digital assets may be subject to the federal securities laws. Determining whether a particular digital asset constitutes a “security,” or whether a transaction involving such an asset constitutes an investment contract, requires consideration of the characteristics of the asset and the facts and circumstances of the relevant transaction.
On March 17, 2026, the SEC issued an interpretive release, accompanied by guidance from the Commodity Futures Trading Commission (the “CFTC”), clarifying the application of the federal securities laws to certain crypto assets and transactions involving crypto assets. The interpretation, which became effective March 23, 2026, establishes a framework distinguishing among digital commodities, digital collectibles, digital tools, stablecoins and digital securities, and addresses circumstances under which a crypto asset that is not itself a security may nevertheless be offered or sold as part of an investment contract. The interpretation also addresses certain activities involving crypto assets, including protocol staking, protocol mining, airdrops and wrapping.
In its interpretation, the SEC expressly identified Solana (“SOL”), Bitcoin (“BTC”), Ether (“ETH”), XRP and certain other crypto assets as examples of digital commodities that are not themselves securities, based on the SEC's understanding of their characteristics, terms and functions as of the date of the interpretation. However, the SEC clarified that transactions involving non-security crypto assets may nevertheless constitute investment contracts subject to the federal securities laws, depending on the relevant facts and circumstances. The interpretation does not supersede the investment contract analysis established by the U.S. Supreme Court in SEC v. W.J. Howey Co., and the application of the federal securities laws remains subject to the facts and circumstances of each transaction, as well as future legislative, regulatory and judicial developments.
The SEC's approach to digital assets has evolved significantly in recent years. In 2023 and 2024, the SEC initiated enforcement proceedings against several digital asset market participants, including Binance, Coinbase, Kraken and Cumberland DRW, LLC, alleging violations of federal securities laws involving transactions in certain digital assets, including SOL. During 2025, the SEC dismissed or agreed to dismiss certain enforcement proceedings against digital asset market participants while pursuing a revised regulatory framework through its Crypto Task Force. In September 2026, the SEC's Division of Corporation Finance issued additional staff guidance addressing the March 2026 interpretation, including matters relating to the functionality and decentralization of crypto systems and the circumstances in which investment contracts involving crypto assets may arise or cease to exist.
Although these developments have provided greater regulatory clarity for certain digital assets, the SEC has not expressly classified $DATA tokens as digital commodities or otherwise determined that $DATA tokens are not securities. The regulatory classification of $DATA tokens may depend on their characteristics, the functionality and development of the DATA Network, representations made by persons involved in developing or promoting the network, the economic rights associated with the tokens, and the circumstances under which the tokens are issued, distributed, marketed, transferred or sold. The classification of other digital assets does not establish the classification of $DATA tokens.

The announced migration of the DATA Network to Sui and the retirement of its independent blockchain may also affect the facts and circumstances relevant to the regulatory classification of $DATA tokens and transactions involving those tokens. Changes in protocol governance, network functionality, token utility, economic incentives and the role of identifiable persons or entities in developing and maintaining the protocol may be relevant to the application of federal securities laws. The SEC's identification of SOL and certain other digital assets as digital commodities does not establish that $DATA tokens, or transactions involving $DATA tokens, will receive the same treatment. Nor does the migration to a separate blockchain establish that $DATA tokens are not securities. Any adverse regulatory determination could materially affect the Company's ability to hold, transfer, monetize or otherwise utilize its tokens.
If $DATA tokens, or transactions involving $DATA tokens, are determined to constitute securities or investment contracts under applicable federal or state securities laws, the Company, issuers, promoters, trading platforms, custodians or other market participants may become subject to additional registration, disclosure, licensing, custody, trading or other regulatory requirements. Compliance with such requirements could increase costs, restrict transactions, limit the availability of trading venues or custodial arrangements, impair liquidity or require changes to the Company's activities. Any resulting restrictions or uncertainty could adversely affect the market value of $DATA tokens and the Company's financial condition, results of operations and the value of its common stock.
The announced migration of the DATA Network to the Sui blockchain and retirement of its independent blockchain could materially adversely affect the value, liquidity, functionality and accessibility of the Company's $DATA tokens.
On October 12, 2026, the Sui Foundation and DATA Foundation announced that the DATA Network and its Trace registry would migrate to the Sui ecosystem, with the DATA Network operating as a protocol natively on Sui and its existing independent blockchain ultimately being retired. The announced transaction represents a fundamental change in the technical architecture, governance dependencies and operating arrangements supporting $DATA tokens.
Although the DATA Foundation has announced that existing $DATA tokens will be migrated on a one-for-one basis, with holder economics and governance rights at least equivalent to those currently applicable and existing locked and vesting positions preserved, the detailed migration procedures, implementation timetable, technical requirements and contractual arrangements governing the transition have not yet been fully disclosed.
The migration may involve modifications to token contracts, network interfaces, wallet infrastructure, custody arrangements, transaction processing, governance procedures, staking or other economic mechanisms. The implementation of these changes may be subject to software defects, cybersecurity vulnerabilities, operational failures, delays, incompatibilities with existing custody systems, errors in token balances or restrictions, or other unforeseen technical or commercial difficulties.
There can be no assurance that the migration will be completed on the anticipated terms or timetable, that the Company's existing tokens and related rights will be transferred without interruption or loss, or that the resulting token economics and functionality will be equivalent in practice to those applicable before the migration. Any failure, delay, disruption or adverse change associated with the migration could materially adversely affect the Company's ability to access, transfer, monetize or otherwise utilize its $DATA tokens and could adversely affect their market value and the Company's financial condition and results of operations.
Although the Company holds a significant number of $DATA tokens, such ownership does not, by itself, provide the Company with control over, or participation in, the management, governance or decision-making processes of the DATA Foundation. The Company does not control the timing, terms or implementation of the announced migration to Sui and may have limited or no ability to influence decisions concerning the DATA protocol, token economics, governance arrangements, infrastructure providers or other matters affecting the value and utility of its $DATA holdings. The Company may not receive information concerning the DATA Foundation's plans, decisions or operations before such information is publicly disclosed. Accordingly, the Company may be required to respond to material changes affecting its digital assets without advance notice or meaningful opportunity to influence those changes.
The retirement of the independent DATA blockchain is expected to eliminate the Company's existing validator-related activities, and there can be no assurance that replacement revenue opportunities will become available.
The Company has historically participated in the DATA Network's validator infrastructure and has operated validator infrastructure in connection with its digital asset activities. The Company earns daily staking rewards in the form of additional $DATA tokens through its validator operations, which have become its primary source of revenue, with reported margins exceeding approximately 85%. Revenue earned through validator operations is separate from changes in the fair value of the Company's existing $DATA token holdings. The announced migration of the DATA Network to Sui contemplates the retirement of the independent blockchain and the elimination of the existing third-party validator infrastructure.
As a result, the Company expects that its current validator-related activities and associated revenue opportunities will be eliminated or substantially modified following completion of the migration. The timing of this change and its ultimate financial impact have not yet been determined. Because validator-related staking rewards represent the Company's primary source of revenue, termination of these activities without a corresponding replacement revenue source would materially reduce the Company's revenue and could materially adversely affect its operating margins, cash flows and results of operations. The Company has not established that any alternative infrastructure role or other arrangement will be available to replace them.
Although the DATA Foundation has indicated that opportunities may exist for certain infrastructure participants to provide sequencer or similar services under the new network architecture, the Company has not entered into a definitive agreement establishing the Company's eligibility, responsibilities, compensation, operating costs or rights to participate in such activities. There can be no assurance that the Company will be selected or otherwise qualify to provide such services, or that any such services would generate revenue or other economic benefits.
The Company may be required to make additional investments in technology, personnel, security or other infrastructure to qualify for any future role, and there can be no assurance that such investments would generate an economic return. Any replacement revenue opportunity may be less profitable, less predictable or less durable than the Company's existing validator activities, or may not materialize at all.
The loss of the Company's primary revenue source, together with uncertainty concerning the availability, timing and profitability of alternative infrastructure opportunities, could materially impair the Company's ability to execute its business strategy and achieve sustainable profitability.
The DATA protocol's dependence on the Sui blockchain could expose the Company to technical, operational, cybersecurity, governance and regulatory risks associated with Sui that the Company may be unable to control.
Following completion of the announced migration, the operation of the DATA protocol and certain functions supporting $DATA tokens are expected to depend on the Sui blockchain and related infrastructure. Sui is a separate blockchain ecosystem whose development, operation, security, governance and economic incentives are controlled or influenced by participants and organizations that are independent of the Company.
The Sui blockchain may experience network outages, transaction processing failures, congestion, software defects, cybersecurity incidents, validator failures, consensus disruptions, governance disputes, protocol upgrades or other operational difficulties. Vulnerabilities in Sui's smart contract environment, including contracts developed using the Move programming language, or in applications and infrastructure interacting with the network could result in unauthorized transfers, loss of digital assets, transaction failures or interruptions in network services.
Changes to Sui's technical architecture, validator arrangements, transaction fees, governance rules, economic incentives or regulatory treatment could adversely affect the operation, cost or commercial viability of the DATA protocol. The Company may have limited ability to influence or prevent such changes or to obtain compensation for resulting losses.
The continued development, security, performance and commercial adoption of Sui are subject to substantial uncertainty. There can be no assurance that Sui will maintain sufficient network reliability, security, decentralization, market acceptance or regulatory support to meet the DATA protocol's future requirements.
Any material disruption, security incident, adverse governance decision or deterioration in the Sui ecosystem could adversely affect the operation of the DATA protocol, the liquidity and market value of $DATA tokens and the Company's financial condition and results of operations.
The use of Walrus and other Sui-related storage, encryption and access-control technologies introduces additional cybersecurity, data integrity, privacy and operational risks.
The DATA Foundation has announced that Walrus, a decentralized data storage platform associated with the Sui ecosystem, will become the default storage layer for applications operated by the DATA Foundation. The integration is expected to support storage of encrypted reference files and verification of data provenance, with related access-control technologies potentially governing the ability of authorized users to retrieve or utilize stored information.
These technologies may be subject to software defects, encryption or key-management failures, unauthorized access, data corruption, loss of stored information, service interruptions, vulnerabilities in smart contracts or access-control mechanisms, and other cybersecurity or operational risks. The integration of multiple systems may introduce additional dependencies and points of failure that are not present in the existing DATA Network architecture.
The effectiveness of encryption, access controls, consent verification and data provenance mechanisms may depend on the accuracy of information supplied by data contributors and third-party applications, as well as the security and proper functioning of the underlying software and infrastructure. Technical verification of a record's existence or integrity does not independently establish that the underlying data was lawfully obtained, that all necessary consents were validly secured or that a purchaser possesses all rights required for its intended use.
The storage or processing of personal, confidential, proprietary or regulated information could expose participants in the DATA ecosystem to privacy, intellectual property, cybersecurity, data protection and other legal or regulatory requirements in multiple jurisdictions. Failures to comply with such requirements, or disputes concerning data ownership, consent, licensing or permitted uses, could result in litigation, regulatory investigations, restrictions on operations or reputational harm.
Any such event could impair the commercial adoption or perceived reliability of the DATA protocol, reduce demand for related services or tokens, and adversely affect the value of the Company's $DATA holdings.
The Sui Foundation's announced $30 million investment may increase concentration of ownership or influence over the DATA ecosystem, and the Company may not receive any direct economic benefit from that investment.
The Sui Foundation has announced a $30 million strategic investment in the DATA Network, pursuant to which it is expected to become the network's largest institutional holder. The detailed economic, governance and contractual terms of the investment have not been publicly disclosed.
Depending on the structure of the investment, the transaction may increase the concentration of $DATA token ownership or governance influence among a limited number of institutional participants. Such concentration could permit significant holders or affiliated parties to influence decisions concerning protocol development, token economics, governance, liquidity arrangements, infrastructure providers or other matters affecting the DATA ecosystem.
The interests of the Sui Foundation, DATA Foundation, PIP Labs and other significant participants may differ from those of the Company or other $DATA tokenholders. Decisions that advance the commercial or strategic interests of the broader Sui ecosystem may not maximize the market value or economic utility of $DATA tokens held by the Company.
In addition, the economic interests of participants in the Sui ecosystem may be influenced by the value, utility and adoption of Sui's native token and other ecosystem assets, rather than by the value of $DATA tokens. The migration could result in transaction fees, infrastructure compensation or other economic benefits being allocated to Sui network participants or other third parties rather than to $DATA tokenholders. The Company cannot predict whether the commercial success of the DATA protocol following the migration will generate corresponding economic benefits for holders of $DATA tokens.
The Company's ownership of $DATA tokens does not, by itself, entitle it to receive any portion of the Sui Foundation's announced $30 million investment or confer contractual rights under that transaction. The Company has not independently verified all of the investment's economic, governance and contractual terms and cannot determine whether, or to what extent, the transaction will benefit the DATA protocol or the value of the Company's token holdings. The transaction may also create future market risks if significant holders are permitted to transfer or dispose of substantial token positions.
There can be no assurance that the investment will result in increased commercial adoption of the DATA protocol, greater demand for $DATA tokens, improved market liquidity or appreciation in the value of the Company's token holdings. Any adverse changes in ownership concentration, governance arrangements, token economics or the strategic relationship among the relevant parties could materially adversely affect the value of the Company's $DATA tokens.

The migration to Sui may alter the economic utility of $DATA tokens, and increased use of the DATA protocol may not result in increased demand for or appreciation in the value of $DATA tokens.
The DATA Network's migration from an independent blockchain to a protocol operating on Sui is expected to alter the infrastructure used to process transactions and support network operations. Although the DATA Foundation has indicated that $DATA will remain the token of the DATA protocol and that existing holder economics and governance rights will be preserved or improved, the detailed economic arrangements governing the token's future utility have not yet been fully disclosed to the Company.
The migration may change the manner in which transaction fees are paid, network services are compensated, infrastructure providers receive economic incentives, and protocol participants are required or encouraged to acquire, hold or use $DATA tokens. Certain functions previously performed through the DATA Network's native blockchain may instead depend on Sui's native infrastructure or other digital assets. The Company has not been provided with definitive information establishing the extent to which $DATA tokens will be required for protocol transactions, payment of fees, access to services, governance or other network functions following the migration. There can be no assurance that the future economic arrangements will create demand for $DATA tokens comparable to that contemplated under the existing network architecture.
Accordingly, increased registration activity, data storage, licensing transactions or other utilization of the DATA protocol may not generate a corresponding increase in demand for $DATA tokens. The DATA protocol could experience increased commercial adoption without producing proportionate economic benefits for tokenholders.
The Company cannot predict the extent to which the future utility, governance rights, supply dynamics, incentive arrangements or market demand for $DATA tokens will differ from those applicable before the migration. Any reduction in the economic utility of $DATA tokens, or failure of increased protocol activity to translate into token demand, could materially adversely affect their market value and the Company's financial condition and results of operations.
The announced migration may create additional risks concerning the Company's locked or transfer-restricted $DATA tokens and its ability to access or transfer those tokens.
Certain of the Company's $DATA token holdings are subject to contractual lock-up restrictions and transfer limitations. The announced migration to Sui is expected to require the transition of existing token positions and related rights to new blockchain infrastructure.
Although the DATA Foundation has announced that existing locked and vesting positions will carry over unchanged, the detailed procedures for implementing such restrictions and preserving the rights of tokenholders and custodians have not yet been disclosed.
The migration may require changes to custody arrangements, wallet configurations, token contracts, transfer procedures or other operational arrangements. Differences in blockchain architecture or token functionality could create uncertainty concerning the continued application, administration or enforcement of existing lock-up restrictions and transfer limitations.
The Company may incur additional legal, administrative, technology or custody costs to implement the migration and preserve its rights with respect to its restricted tokens. Technical errors, delays, incompatibilities or other operational difficulties could prevent the Company from accessing or transferring tokens when otherwise permitted under the applicable restrictions.
There can be no assurance that the migration will be implemented without affecting the Company's rights or ability to access, transfer or monetize its locked or restricted $DATA tokens. Any resulting dispute, operational disruption or impairment of the Company's ability to access or monetize its holdings could materially adversely affect its liquidity, financial condition and results of operations.
The failure of Congress to enact comprehensive digital asset market structure legislation, including the CLARITY Act, could prolong regulatory uncertainty and expose the Company to changes in regulatory interpretations, rulemaking and enforcement priorities.
Congress has considered comprehensive digital asset market structure legislation, including the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), intended to establish a more comprehensive statutory framework governing the regulation of digital assets and the respective authorities of the SEC and CFTC. There can be no assurance that the CLARITY Act or substantially similar legislation will be enacted, or that any enacted legislation will provide favorable treatment for $DATA tokens or the Company's digital asset activities.
In the absence of comprehensive legislation, the SEC and CFTC may continue to develop the regulatory framework governing digital assets through interpretive releases, rulemaking, exemptive relief, supervisory guidance and enforcement actions under existing statutory authority. In October 2026, the CFTC published an advance notice of proposed rulemaking concerning crypto asset transactions and markets, reflecting continuing efforts to establish regulatory requirements for certain digital asset activities. The SEC may also adopt additional rules or interpretations concerning digital asset offerings, secondary market transactions, trading platforms, broker-dealers, custodians, staking arrangements and other activities involving crypto assets. In the absence of comprehensive legislation, the durability of the current regulatory framework may depend to a greater extent on administrative interpretations, agency rulemaking and the policies of future SEC and CFTC leadership. Regulatory approaches that currently provide greater flexibility for digital asset activities could be modified or reversed, potentially requiring changes to the Company's digital asset custody, trading, monetization or other activities even without new legislation.
In August 2026, the SEC proposed Regulation Crypto Assets, which would establish a tailored registration and exemption framework for certain investment contracts involving crypto assets, including specified exemptions from Securities Act registration requirements and a conditional safe harbor addressing circumstances under which a crypto asset would no longer be subject to an investment contract. In October 2026, the SEC also proposed amendments to custody requirements applicable to registered investment advisers and regulated investment companies holding or providing services involving crypto assets. These proposals remain subject to potential modification and final adoption, and there can be no assurance that they will be adopted in their proposed form or that the Company, $DATA tokens or transactions involving $DATA tokens would qualify for any resulting exemptions, safe harbors or other regulatory accommodations. If adopted, the resulting requirements could affect the availability of custodial services, trading arrangements, investment products and other market infrastructure supporting digital assets, potentially increasing compliance costs or limiting the Company's ability to hold, transfer or monetize its $DATA tokens.
Although current SEC and CFTC leadership has expressed support for greater regulatory clarity and a framework that distinguishes non-security digital assets from securities, agency interpretations and policies may be modified, withdrawn, superseded or challenged in judicial proceedings. Future administrations, regulatory officials or courts may adopt different interpretations of existing law. Regulatory changes could also impose requirements that are more restrictive or costly than those currently applicable.
If the CLARITY Act or comparable legislation is not enacted, uncertainty concerning the allocation of regulatory authority between the SEC and CFTC, the treatment of particular digital assets and the requirements applicable to digital asset intermediaries may persist. This uncertainty could discourage exchanges, custodians, institutional investors and other market participants from supporting $DATA tokens, restrict the development of liquid trading markets, increase compliance costs or limit the Company's ability to transfer, monetize or otherwise utilize its token holdings. Even if legislation is enacted, implementing regulations, transition periods and compliance requirements could result in additional costs, operational restrictions or adverse market effects.
Accordingly, the Company cannot predict the ultimate regulatory treatment of $DATA tokens or the effect of future legislative, regulatory or judicial developments. Any unfavorable determination, change in law or prolonged regulatory uncertainty could materially adversely affect the value and liquidity of the Company's $DATA tokens, its ability to execute its business strategy and the value of its common stock.
If $DATA tokens are determined to be securities, the Company could become subject to regulation under the Investment Company Act of 1940, which could materially restrict its operations.
If $DATA tokens are determined to constitute securities, the Company may become subject to additional regulatory considerations under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Whether the Company would be required to register as an investment company would depend on the nature and composition of its assets, its business activities, applicable statutory tests and the availability of exclusions or exemptions.
In particular, the Investment Company Act generally includes within the definition of an investment company certain issuers that are engaged primarily in investing, reinvesting or trading in securities, or that own investment securities having a value exceeding 40% of the value of their total assets, excluding government securities and cash items, on an unconsolidated basis, subject to applicable definitions, exclusions and exemptions. If $DATA tokens were treated as investment securities for purposes of the Investment Company Act, the Company's substantial holdings of such tokens could increase the risk that the Company would be deemed an investment company.
If the Company were required to register as an investment company and could not qualify for an applicable exclusion or exemption, it could be required to materially restructure its operations, dispose of assets, modify its investment or treasury activities, or take other actions to comply with applicable law. Registration under the Investment Company Act could impose significant operational, governance, capital structure, reporting and other requirements that may be inconsistent with the Company's existing business model. Failure to comply with applicable requirements could result in regulatory proceedings, restrictions on operations or other material adverse consequences, potentially including liquidation or adverse effects on the continued listing of the Company's common stock.
The absence of established custody, clearing and settlement infrastructure for $DATA tokens exposes the Company to risks of loss, theft, unauthorized transfers and operational failures.
There is currently no centralized clearinghouse or widely established central securities depository for $DATA tokens comparable to the infrastructure used for traditional securities. The Company relies, or may rely, on digital wallets, private keys, third-party custodians and blockchain-based transaction settlement mechanisms to hold, transfer and safeguard its $DATA tokens. The planned migration to Sui may require the Company and its custodians to implement new wallet addresses, token contracts, network integrations, transfer procedures and security controls. The Company may experience temporary restrictions on deposits, withdrawals, transfers or trading during the transition, and third-party custodians or trading venues may not support the migrated tokens immediately or at all. Any resulting inability to access or transfer tokens could impair the Company's liquidity or its ability to satisfy obligations involving those assets.
Digital asset custody arrangements may be subject to risks that differ materially from those associated with traditional securities custody. These risks include cyberattacks, theft, unauthorized transfers, compromised credentials, loss of private keys, technological failures, custodian insolvency, inadequate internal controls and operational errors. There can be no assurance that any custodian or other service provider maintaining or facilitating access to the Company's $DATA tokens will maintain adequate insurance coverage or that any available coverage would compensate the Company for losses involving its tokens.
Transactions involving $DATA tokens generally are irreversible once confirmed on the applicable blockchain. Tokens transferred to an incorrect address, stolen through unauthorized access or rendered inaccessible through the loss or destruction of private keys may be permanently unrecoverable. The DATA Network may not be capable of restoring access to lost private keys or reversing completed transactions.
Any material loss, theft, unauthorized transfer or inability to access the Company's $DATA tokens could materially adversely affect the Company's financial condition, results of operations and the value of its common stock.
Cybersecurity incidents, blockchain network disruptions, smart contract vulnerabilities and failures of third-party service providers could adversely affect the value and accessibility of $DATA tokens.
In addition to the risks associated with the Sui blockchain and related infrastructure described above, the Company is exposed to cybersecurity, operational and technology risks involving its digital asset wallets, custody arrangements, transaction processing systems, smart contracts and other systems used to access, safeguard or transfer $DATA tokens. Such systems may be vulnerable to unauthorized access, software defects, compromised credentials, cyberattacks, operational errors, network disruptions and other failures. These risks may increase during the migration to Sui as the Company and its service providers implement new technology and operational procedures.
The Company also relies on third-party service providers for certain custody, technology, security, transaction processing and other operational functions. Cybersecurity incidents, business failures, financial instability, regulatory restrictions or operational deficiencies affecting these providers could impair the Company's ability to access, safeguard, transfer or monetize its digital assets. Any such event could materially adversely affect the market value, liquidity or accessibility of the Company's $DATA tokens and its financial condition and results of operations.
The market for $DATA tokens may be illiquid, and sales or other dispositions of significant quantities of tokens could materially adversely affect their market value.
The market for $DATA tokens may have limited trading volume, market depth, institutional participation and available trading venues. There can be no assurance that an active, liquid and orderly market for $DATA tokens will develop or be sustained. The availability of trading venues may also be affected by regulatory developments, listing requirements, market conditions and the willingness of intermediaries to support transactions in $DATA tokens. The announced migration could also affect the availability of trading pairs, exchange listings, market makers, custody providers and other market infrastructure supporting $DATA tokens. Trading venues may suspend or discontinue support for the existing token during the migration, and there can be no assurance that equivalent liquidity or market access will be available following completion of the transition. The Company's ability to dispose of tokens may be particularly constrained if significant market volatility occurs during a period of reduced trading access or limited custody support.
If the Company seeks to sell or otherwise dispose of a significant quantity of $DATA tokens, the available market may be insufficient to absorb such transactions without a substantial decline in market price. The Company's ability to monetize its holdings may also be constrained by contractual lock-up arrangements, transfer restrictions, regulatory limitations, exchange policies or other market conditions.
The expiration, amendment or termination of applicable lock-up restrictions, including restrictions affecting tokens held by the Company or other significant holders, could increase the supply of tokens available for sale and create additional downward pressure on market prices. The Company may be unable to sell substantial quantities of tokens at quoted market prices or within a desired period.
Accordingly, the value assigned to the Company's $DATA token holdings may not reflect the proceeds that could be realized through an actual sale or liquidation of those holdings. Significant declines in token prices, limited market liquidity or an inability to monetize tokens when needed could adversely affect the Company's liquidity, financial condition, results of operations and the value of its common stock.
The Company may be subject to litigation, regulatory investigations and other legal proceedings relating to its digital asset activities.
The Company, issuers, promoters, custodians, trading platforms and other participants associated with $DATA tokens may become subject to litigation, regulatory investigations, enforcement proceedings or other legal claims involving the issuance, distribution, promotion, custody, transfer, trading or regulatory classification of digital assets.
Such proceedings may arise under federal or state securities laws, commodities laws, consumer protection laws, cybersecurity and privacy requirements, or other applicable legal frameworks. Even proceedings that do not result in an adverse determination may impose significant legal expenses, management distraction, reputational harm or operational restrictions.
Any adverse judgment, regulatory determination, settlement or compliance obligation could materially adversely affect the Company's business, financial condition, results of operations and the value of its common stock.
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
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of IP Strategy Holdings, Inc.	8-K	001-42411	3.1	February 18, 2026
3.2	First Amendment to the Third Amended and Restated Certificate of Incorporation of IP Strategy Holdings, Inc.	8-K	001-42411	3.1	April 21, 2026
3.3	Second Amended and Restated Bylaws of IP Strategy Holdings, Inc.	8-K	001-42411	3.2	February 18, 2026
3.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock	S-1/A	333-279382	3.8	October 3, 2024
4.1	Form of Common Stock Certificate of IP Strategy Holdings, Inc.	10-K	001-42411	4.1	April 14, 2026
4.2	Form of Preferred Stock Certificate of IP Strategy Holdings, Inc.	10-K	001-42411	4.2	April 14, 2026
4.3	Form of Series A Common Stock Purchase Warrant	S-1/A	333-279382	4.7	July 5, 2024
4.4	Form of Legacy Common Stock Purchase Warrants	S-1/A	333-279382	4.8	October 25, 2024
4.5	Form of Representative Common Stock Purchase Warrant (from initial public offering)	8-K	001-42411	4.1	November 26, 2024
4.6	Form of Whiskey Note Exchange Common Stock Purchase Warrant	10-K	001-42411	4.10	April 28, 2025
4.7	Form of Series B Common Stock Purchase Warrant	8-K	001-42411	4.1	June 3, 2025
4.8	Form of Advisory Common Stock Purchase Warrant	8-K	001-42411	4.2	August 11, 2025
4.9	Form of Placement Agent Common Stock Purchase Warrant	8-K	001-42411	4.3	August 11, 2025
4.10	Form of PIPE Pre-Funded Common Stock Purchase Warrant	8-K	001-42411	4.1	August 18, 2025
4.11	Form of Debtor Exchange Common Stock Purchase Warrant	10-K	001-42411	4.1	April 14, 2026
4.12	Form of Series B Exchange Common Stock Purchase Warrant	S-1/A	333-289870	4.15	October 16, 2025
10.1	2019 Stock Incentive Plan#	10-K	001-42411	4.1	April 14, 2026
10.2	2024 Equity Incentive Plan#†
10.3	Form of Restricted Stock Unit Award Agreement	10-K	001-42411	4.1	April 14, 2026
10.4	Form of October 2023 Exchange Agreement	S-1/A	333-279382	10.6	October 3, 2024
10.5	Form of Amendment to October 2023 Exchange Agreement	S-1/A	333-279382	10.7	October 3, 2024
10.6	Amendment dated October 24, 2024 to October 2023 Exchange Agreement	S-1/A	333-279382	10.11	October 25, 2024
10.7	Form of April 2024 Exchange Agreement	S-1/A	333-279382	10.8	October 3, 2024
10.8	Form of Registration Rights Agreement, dated as of August 11, 2025, between Company and each Purchaser (as defined therein)	8-K	001-42411	10.2	August 11, 2025
10.9	Employment Agreement dated as of October 1, 2025 of Justin Stiefel#	8-K	001-42411	10.1	October 3, 2025
10.10	Employment Agreement dated as of October 1, 2025 of Jennifer Stiefel#	8-K	001-42411	10.2	October 3, 2025

Exhibit		Incorporated by Reference
Number	Description of Exhibits	Form	File No.	Exhibit	Filing Date
10.11	Employment Agreement dated as of October 1, 2025 of Michael Carrosino#	8-K	001-42411	10.3	October 3, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	Inline XBRL Instance Document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#Indicates a management contract or compensatory plan.
†Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IP STRATEGY HOLDINGS, INC.

Date: October 23, 2026	By:	/s/ Justin Stiefel
Justin Stiefel Chief Executive Officer

Date: October 23, 2026	By:	/s/ Michael Carrosino
Michael Carrosino Chief Executive Officer Principal Financial Officer and Principal Accounting Officer